Form 10-Q
period 2008-10-31
IVT SOFTWARE INC
filed 2008-12-01
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly and Six Month Period Ended:  October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 333-151435

IVT Software, Inc.
(Exact name of registrant as specified in its charter)

Nevada	8299	74-3177586
State or Other Jurisdiction of Incorporation of Organization)	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

Martin Schwartz, CEO
196 North Crest Place
Lakewood, NJ 08701
Tel:  732-901-0566

(Address and Telephone Number of Registrants Principal Place of Business)

 (Issuer’s telephone number, including area code)

Former name:
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒   No   ☐

IVT Software, Inc. had 12,919,167     shares of common stock outstanding at December 1, 2008.

Table of Contents

IVT Software, Inc.

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of IVT Software, Inc. (A Development Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form S-1/A for the period ended April 30, 2008 and 2007.

IVT Software, Inc
(A Development Stage Company)
Balance Sheets

	October 31,	April 30,
ASSETS	2008	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$10,103	$23,731

Total Current Assets	10,103	23,731

Property & Equipment, net of Depreciation (Note 4)	827	977
IP Licensing Agreement, net of amortization (Note 5)	825	975

Total Assets	$11,755	$25,683

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Officer's Loan (Note 9)	$1,050	$1,050
Accrued Expenses	-	7,500
Total Current Liabilities	1,050	8,550

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (Note 7)
Preferred Stock $0.0001 par value,
authorized 10,000,000 shares, none issued & outstanding	-	-
Common stock, $0.0001 par value ,
authorized 200,000,000 shares; issued &
outstanding 12,919,167 and 12,919,167 respectively	1,291	1,291
Additional paid in capital	69,984	57,484
Accumulated Deficit During the Developmental Stage	(60,570)	(41,642)
Total Stockholders' Equity	10,705	17,133

Total Liabilities and Stockholders' Equity	$11,755	$25,683

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Operations

					For the Period
					March 15,
					2006
	Three Months Ended		Six Months Ended		(Inception) to
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,684	150	13,628	570	16,720
Officer's Compensation & Rent	6,500	6,000	12,500	12,000	42,500
Depreciation & Amortization	150	150	300	300	1,350
Total operating expenses	10,334	6,300	26,428	12,870	60,570

Income (loss) from operations	(10,334)	(6,300)	(26,428)	(12,870)	(60,570)

Provision for Income Tax	-	-	-	-	-

NET INCOME (LOSS)	$(10,334)	$(6,300)	$(26,428)	$(12,870)	$(60,570)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	-	-	-	-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,919,167	12,000,000	12,919,167	12,000,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity
For the Period from March 15, 2006 (Inception) to April 30, 2008 and for the Six month Ended October 31, 2008 (Unaudited)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception March 15, 2006	-	$-	$-	$-	$-
Net Income(loss) for period March 15, 2006
(inception) to April 30, 2006	-	-	-	-	-
Balance as of April 30, 2006	-	-	-	-	-

Common Shares issued to
founder in May 2006	12,000,000	1,200	-	-	1,200
Officer's Compensation credited to additional
paid in capital in April 2007	-	-	5,000	-	5,000
Rent credited to Additional paid in capital	-	-	1,000	-	1,000
in April 2007
Net Loss as of April 30, 2007	-	-	-	(8,487)	(8,487)
Balance as of April 30, 2007	12,000,000	1,200	6,000	(8,487)	(1,287)

Common shares issued for cash
in Private Placement in Feb 2008	919,167	91	27,484	-	27,575
Officer's Compensation credited to additional
paid in capital in April 2008	-	-	20,000	-	20,000
Rent credited to Additional paid in capital	-	-	4,000	-	4,000
Net Loss for the year	-	-	-	(33,155)	(33,155)
Balance as of April 30, 2008	12,919,167	1,291	57,484	(41,642)	17,133

Officer's Compensation Credited
to Additional Paid in Capital	-	-	10,000	-	10,000
Rent credited to Additional paid in capital	-	-	2,500	-	2,500
Net Loss for the six months ended October 31, 2008	-	-	-	(18,928)	(18,928)
Balance as of October 31, 2008	12,919,167	$1,291	$69,984	$(60,570)	$10,705

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			March 15,
			2006
	Six Months Ended		(Inception) to
	October 31,		October 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Income (loss)	$(26,428)	$(12,870)	$(60,570)
Officers compensation and rent
charged to paid in capital	12,500	12,000	42,500
Depreciation & Amortization	300	300	1,350
Net cash provided ( used) in operating activities	(13,628)	(570)	(16,720)

Cash flows from investing activities
Licensing Agreement	-	-	(1,500)
Property & Equipment	-	-	(1,502)
Net cash provided (used) in investing activities	-	-	(3,002)

Cash flows from financing activities
Officer's Loan	-	-	1,050
Issuance of Shares for Officer	-	-	1,200
Sale of Common Stock With Warrants	-	-	27,575
Net cash provided (used) by financing activities	-	-	29,825

Net increase (decrease ) in cash	(13,628)	(570)	10,103

Cash and cash equivalents, beginning of period	23,731	13,136	-

Cash and cash equivalents, end of period	$10,103	$12,566	$10,103

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008
(unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

IVT Software, Inc.   (A Development Stage Company) was incorporated on March 15, 2006 under the laws of the State of Nevada.  The Company currently has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $60,569 from inception to October 31, 2008. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year

The Company has chosen April 30, as its fiscal year end.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Property and Equipment

Depreciation and amortization are recognized principally on the straight line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets.  The estimated useful life of equipment is five years.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes;” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the financials statements due to its immaterial amount.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive securities.

Revenue and Cost Recognition

The Company has generated no revenues to date.  The Company plans to recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.   The Company will recognize revenues from the sale of its tutorial CD’s and for its tutorial course memberships after the sale has been made, payment has been received and the CD or access to the learning infrastructure has been delivered to the buyer.

Intellectual Properties

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.  The Company incurred no costs for research and development during fiscal 2008.  The Company is in the process of completing its website.  Once the website is fully operational this asset will be amortized over a sixty month period.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended April 30, 2008 and 2007.

Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our financial statements and footnote disclosures.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	October 31, 2008	April 30, 2008

Equipment	$1502	$1502
Less: Accumulated Amortization	(675)	(525)
Total	$827	$977

Property and equipment are recorded at cost and depreciated over a straight-line basis. The depreciation expense for the six month period ended October 31, 2008 and the year ended April 30, 2008 was $150 and $300 respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible asset consists of the following:
	October 31, 2008	April 30, 2008

IP Licensing Agreement	$1500	$1500
Less: Accumulated Amortization	(675)	(525)
Total	$825	$975

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the six month period ended October 31, 2008 and the year ended April 30, 2008 was $150 and $300 respectively.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008
(unaudited)

NOTE 6 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations officer's compensation has been charged in the amount of $5,000 for the three months ended   October 31, 2008 and 2007 respectively and $10,000 for the six month period ended October 31, 2008 and 2007 respectively.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value of $0.0001 and 10,000,000 shares of preferred, par value of $0.0001.

In May 2006 the Company issued 12,000,000 common shares to its founders at $0.0001 par value for an aggregate of $1,200.

In March 2008 the Company completed a Regulation D Rule 506 offering and sold a total of 919,167 shares of our Common Stock par value $0.0001 to the 34 shareholders at $0.03 per share.  For each share purchased, subscribers received two (2) Class A common stock purchase warrants exercisable at $0.50, and two (2) Class  B common stock purchase warrants exercisable at $1.00 and two (2) Class C common stock purchase warrant exercisable at $1.50. Total proceeds generated from the sale of the shares amounted to $27,575.

Each Warrant is exercisable into one share of Common Stock.  The Company has the option to "call" all the Warrants presently outstanding (the "Warrant Call").  The Company may exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice") during the period in which the Warrant may be exercised. The Warrant Holders shall exercise their Warrant rights and purchase the Warrant Shares and pay for the Warrant Shares within fourteen (14) business days of the date of the Call Notice. Thereafter, the Warrants will no longer be exercisable.

Although Registration Rights have been granted for the Common Shares underlying the Warrants, the warrants do not impose a Penalty in the Event the Registration is Not Deemed Effective by the SEC.

On June 25, 2008, the Company elected to exercise its "Warrant Call", by providing its "Notice of Call" via certified mail, to all Series A, Series B and Series C warrant holders.

The warrants contained a Call provision as follows:

          (a) The Company shall exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice") at any time   prior to the Expiration Date.

          (b) The Warrant Holders shall exercise their Warrant rights and   purchase the appropriate number of shares of Common Stock and pay for same all within 10 business days of the date of the Call Notice. Any Warrants which are Called and not exercised during such 10 business day period shall thereafter not be exercisable.

All notices and other communications from the Company to the holder of this Warrant shall be mailed by first class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by such holder or, until any such holder furnishes to the Company an address, then to, and at the address of, the last holder of this Warrant who has so furnished an address to the Company.

None of the warrant holders exercised their warrants; consequently, all of the warrants have been cancelled.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008
(unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

The Company paid no salary or rent. For financial statement purposes officer compensation in the amount of $5,000 and rent in the amount of $1,500 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital during the three months ended October 31, 2008, and $5,000 and $1,000 has been charged to Officer's compensation and rent respectively for the three months ended October 31, 2008. The corresponding amounts being credited to additional paid in capital during the three months ended October 31, 2008.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock.  The Company has not yet determined the preferences of the preferred stock.

NOTE 8 – ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

Emerging Issues Task Force issue EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (“EITF No. 00-19”) requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with EITF No. 00-19, the Company determined that the warrants issued in connection with the Common Shares sold to its shareholders should not be classified as a derivative liability due to the fact that the Registration Rights Agreement specifically states that in the event the SEC fails to declare the registration statement effective, the Company has no liability to the warrant holders and has no obligation to pay any penalties.  Furthermore, the Company evaluated the Class A and Class B Warrants and Class C Warrants to determine if the embedded conversion options were derivatives pursuant to SFAS 133 and related interpretations including EITF 00-19. The Company determined that the embedded conversion options are not derivatives because the company is not currently publicly traded and the underlying shares are not easily convertible to cash. Furthermore, the Class A warrants are exercisable @ $0.50 per share which is above the offering price of $0.03 for the common shares by a factor of 16.66 and the Class B Warrants are exercisable @ $1.00 which is above the offering price of the common shares by a factor of 33.33, and Class C Warrants are exercisable @$1.50 which is above the offering price of the common shares by a factor of 50.  The company therefore determined that the warrants have no intrinsic value.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Principal Officer of the Company, Martin Schwartz received 12,000,000 shares of common stock with a fair value of $1,200.

Short term funds amounting to $1,675 had been advanced by the CEO, Mr. Martin Schwartz, interest free, during the period ending March 31, 2007 of which $625 had been repaid during this period.  As of the period ending October 31, 2008 Mr. Schwartz is owed $1,050.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free. For financial statement purposes rent expense has been charged $2,500 for the six month period ended October 31, 2008 and $2,000 for the six month period ended October 31, 2007.  Additional paid in capital has been credited in each of the respective periods,   and from inception to date respectively for the rent expense.

Item 2.  Management Discussion and Analysis:  Plan of Operations.

Plan of Operation

We plan two phases of operations.  Phase 1 involves the activities related the  implementation of our website for the purpose of selling the tutorial CD'S and also for the development of our online learning infrastructure which will enable a user to pay a membership fee and access our study guides on line.    Phase II centers around expanding our services through aggressive marketing, which will require that we raise additional funds to recruit key personnel and for new product development and for conducting an aggressive marketing campaign to attract clients who will purchase our CD'S and or memberships to our learning infrastructure.  Phase II also involves acquiring additional licensing agreements for tutorials covering a larger segment of the tutorial market place, and also the in house development of educational videos and CD'S for the autism and special education market place

Phase #1 of our Operations:

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I which is based on our currently available budget, prior to raising additional funds.

•	Implementing Phase I of our Website www.computertutorialcds.com for online purchasing of our tutorials.
•	Implementing Phase 2 of our Website www.computertutorialcds.com for membership to course studies program

•	Planning our Marketing Strategy

•	Website Optimization
•	We anticipate that we will be ready to launch phase I of our website July 15, 2008. This will enable the sale of our CD'S on our website with payment through papal or credit cards.
•
We anticipate that we will be ready to launch phase II of our website September 15, 2008.  This will enable a user to log on to our  website and  access the tutorials on line for a membership fee, and learn the tutorials at their own pace using our learning application infrastructure at our domain location.

•
Beginning in October 2008, we plan to begin initiating our Affiliate Program which is designed to attract affiliates who will be linking to our website from their respective websites and receive commission on each sale of our tutorials and/ or memberships.

Marketing and Website Optimization

•
Beginning in November 2008, we plan to pursue search engine placement, as part of our marketing and branding program. Our objective is to optimize the website for priority search engine placement, in order to increase the number of links to the site.  We believe we can receive improved search results and search engine saturation, which in turn directs more traffic to our website, from prospective affiliates as well as prospective clients.   We are budgeting $2,000 for website optimization during the next 12 months.

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.  If we are unable to market our tutorials effectively, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Within 30 days of effectiveness of this prospectus we plan to seek a listing for a quotation on the NASD OTC Bulletin Board. At such time we also plan to begin discussions with various funding sources to facilitate our efforts to raise additional funds.

Within 30 days after our stock is listed on the OTC Bulletin Board, we plan to begin to identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options in the form of equity or debt financing. To date, we have had no preliminary discussions with any group regarding such financing. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds.  We plan to utilize any funds raised to our ongoing operations and marketing campaign as well as expansion.

Phase II of our Plan of Operations:

Phase II centers around expanding our services through aggressive marketing, which will require that we raise additional funds to recruit key personnel and for conducting an aggressive marketing campaign to attract clients who will purchase our CD'S and or memberships to our learning infrastructure.  Phase II also involves acquiring additional licensing agreements for tutorials covering a larger segment of the tutorial market place, and also the in house development of educational videos and CD'S for the autism and special education market place     For executing Phase II of our operations, we will need to raise substantial funds in order to launch a broad marketing campaign to attract clients for our products and services in order to become a viable business.    We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent our planned development and our marketing effort which is necessary for our business to become viable.  If we do not become a viable business we will be forced to cease operations.

We will seek to raise $500,000 $850,000 to fund our Phase II of our Plan of Operations.

All of the activities discussed below are contingent upon our success in raising the requisite additional capital to execute the second phase of our operations.  If we are unsuccessful in raising additional capital, we will have insufficient funds to continue our business and will likely need to cease operations.

Provided we are successful in raising funds for Phase II, within 30 days following receipt of funds, we plan to hire a Chief Operations Officer as well as a Marketing Officer to assist us with our business operations.  We anticipate the cost of these two key management positions will be approximately $120,000 per annum plus restricted stock and stock options.

For Phase II plan of operations, we plan in -house development of educational videos for the autistic and learning disabled market place.   We plan to hire two computer programmers and an expert in the learning disabled field to coordinate a series of educational videos and CD'S for this specialized market at an annual payroll cost of $225,000.  We plan to market these videos through the Board of Education Special Education programs, community organizations, and through our website.  We plan to budget $25,000 to market these videos and raise awareness in the special education market place.

We plan to budget $35,000 for administrative expenses, $50,000 for public relations and marketing of our tutorials $25,000 to obtain additional licenses for a broad range of tutorials and self help videos.   We plan to expand our titles and our marketing efforts; relative to the amount of funds we are successful in raising
Additional funds..

Liquidity and Capital Resources:

As of  October 31, 2008  the Company has cash available of $10,103.    The Company will need to raise substantial funds in order to execute its marketing plan.

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.  We are experiencing difficulties in raising funds considering the current implosion in the stock market negatively  affecting capital formation

We  intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources.  We currently have not entered into any with any funding agreements.

Should  the company be successful in raising funds in exchange of the  issuances of  equity  or convertible debt securities it is highly likely it will result in massive dilution to our current shareholders.  Further, such securities  might have  rights,  preferences  or  privileges  senior  to  our  Common  Stock.

There is no assurance that the Company will enter into an agreement for funding, or  that funding will be available at an acceptable cost of funds.  In the event the company is unable to raise the necessary funds,  it will be forced to significantly curb its activities in order to preserve its capital, and may have to  go  out  of  business  if  it  does  not  succeed.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results.

Item 1A-  Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our Company and its business before purchasing shares of our Common Stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks associated with our Business:

1. We are a new business and lack an operating history upon which an evaluation of our future success or failure can be made.   We have losses that we expect will continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 15, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $60,570.   Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	Our ability to generate revenues from the sale of our tutorial CD's.
*	Our ability to attract members to sign up for online training at our website training infrastructure.
*	Our ability to generate sufficient revenues to cover our expenses and make a profit through the sale of our products to a sizable client base

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

2.  Our auditors have issued a going concern opinion about our ability to continue to operate, and because we will require substantial funds to market our services in order to attract clients for our services, we may not have sufficient funds to operate a viable business which may result in our ceasing operations.

Following review of our financial statements, our auditors have determined that we do not have sufficient working capital necessary to be successful and to grow our business. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. According to our auditors, continuation of our Company as a going concern is dependent upon raising funds and generating ongoing revenues from our operations. If we a fail to accomplish both, we will most likely fail and you will lose your investment. We anticipate requiring additional in order to significantly expand our operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms will have a material adverse effect on our business, operating results, and financial condition and may cause us to cease our business.

3. We have not sold any of our tutorials CD'S to date and we do not currently have any members to our online learning infrastructure.  We cannot guarantee we will ever have any clients or members. Even if we obtain clients, and/ or members, there is no assurance that we will make a profit.

We do not currently have any clients or members and even if we obtain clients and members, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

4.  Our promotional and marketing efforts may not result in generation of any revenue which may cause our business to fail and for you to lose your investment.

If our promotional and marketing efforts do not attract customers, then we will not generate any revenue. We intend to target customers that are interested in a computer and graphics education.     If we do not attract customers through our promotional and marketing efforts, then it is likely that our business will fail and cause you to lose your investment.

5.  We will require additional financing which may require the issuance of additional shares which would dilute the ownership held by our shareholders.

We will need to raise funds through either debt or the sale of our shares in order to achieve our business goals. Although there are no present plans, agreements, commitments or undertakings with respect to the sale of additional shares or securities convertible into any such shares by us, any shares issued would further dilute the percentage ownership held by the stockholders.  Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares.

6.  Our success depends upon our ability to attract and hire key personnel. Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has no experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

7. Martin Schwartz, our sole officer and director will only be devoting limited time to our operations, consequently, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our CEO, Martin Schwartz, is our sole officer and director, and will only be devoting approximately 20 hours per week to our operations.  As a result, our operations may be sporadic and occur at times which are convenient to our CEO.  This may cause our operations to be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

8. We are dependent on Martin Schwartz, our CEO and sole officer and director for executing our business plan and ongoing operations.   If our CEO resigns,   our operations will be suspended or cease. If that should occur, you could lose your investment.

Our CEO, Martin Schwartz is our sole officer and director.  If he resigned for any reason, our business would likely cease operations and you would lose your entire investment.

9. Martin Schwartz is our sole officer and director and is responsible for our managerial and organizational structure.  In the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director who is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, our officer will be responsible for the administration of the controls.  His lack of experience in this area may result in her being incapable of creating and implementing the proper controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

10.  We do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

11.   We expect to face intense competition from well established providers of computer tutorials who have been operations for many years, have far greater  larger  customer  bases  and significantly greater resources  than  we. This may result in our inability to compete   successfully against our competitors, which may cause us to go out of business.  Additionally as a result of the Company's non-exclusive licensing agreement with the licensor of the computer tutorials, the Licensor has a right to grant non-exclusive licensing agreements to other parties which may be providing the same software as a competitor to our Company.  This may result in reduced sales by our Company.

The Company's educational videotape offerings compete with a variety of programs, including the Video Professor and a variety of other computer tutorials. Other companies sell integrated learning systems in which a wide variety of curricula, including areas covered by the Company's products, are taught through networked computer stations. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products.   Additionally as a result of the Company's non-exclusive licensing agreement with the licensor of the computer tutorials, the Licensor has a right to grant non-exclusive licensing agreements to other parties which may be providing the same software, as a competitor to our Company.  Consequently, this may result in reduced sales by our Company.

 12.  If we are unable to establish a large user base we will have difficulty   attracting advertisers to our web site, which will hinder our ability to generate advertising and link exchange revenues, which may affect our ability to expand our business operations and our user base.

A part of our business plan and marketing strategy requires us to establish a large user base. We currently do not have any members. We will only be able to attract advertisers to our web site and possibly begin to generate advertising revenues if we can obtain a large enough user base. The number of users necessary to attract advertisers will be determined though discussions with the potential advertisers and their input as to whether we can obtain revenues from advertisements based upon the total members at that time. If for any reason our web site is ineffective at attracting consumers or if we are unable to continue to develop and update our web site to keep consumers satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

13.  Our market is characterized by rapid technological change, and if we fail to upgrade or develop and market new tutorials rapidly, we may not become profitable in the future.

Computer and graphic programs are characterized by rapid technological change that could render our existing CD'S obsolete. We may need to engage in future licensing agreements for upgrades and new computer tutorials.  There is no assurance that we will successfully negotiate licensing agreements effectively or adapt to customer requirements or needs. If our management is unable, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

Risks Related To Our Industry.

14. Potential regulation of internet service providers could subject us to unforeseen restrictions on our projected use of our website which could increase our operating costs.

We plan for our website www.computertutorialcds.com to operate as our virtual business card and portfolio for our company as well as our online "home" for our products and services.  The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service funds. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine those Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could affect  our business because those additional charges could be passed to us and could significantly increase our operating costs.   If we do not generate sales sufficient to cover our expenses and generate a profit, you may lose your investment.

15.  Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients which may result in our going out of business and for you to lose your investment.

 We may be required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions and/or privacy laws, which would devastate our business, and may result in the loss of your investment.

16.  Our operating results could be impaired if we become subject to burdensome regulations, legal uncertainties, and/or fees concerning operation of our website which may increase our expenses and cause us to go out of business.

Since 1998, the system for the internet has been run by a US (non governmental organization) known as ICANN - the Internet Corporation for Assigned Names and Numbers. It is an independent body, but is under contract to the US Department of Commerce.  Other countries have become increasingly uncomfortable with the arrangement, countries including China and Iran wanted so-called “internet governance” transferred to an international body linked to the UN while the   EU wanted some kind of intergovernmental “cooperative body”.   An agreement was reached November 2005 wherein the US will keep its oversight of the technology that underpins the internet. But a new international “internet governance forum” will be set up to discuss issues of concern.  Although currently this new forum is not envisioned to have any decision-making powers,” there is no assurance that this forum and the international community will not at some point impose burdensome regulations or fees to companies conducting commerce over the internet.  Should that occur, it would adversely affect our business and may impede our ability to implement our platform and to facilitate transactions over the internet.   Consequently, it could result in our business failing, and you losing your entire investment.

17.  Our Officer and Director Martin Schwartz's control of 92.9% of the outstanding shares may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Martin Schwartz beneficially owns approximately 92.9% of our common stock. Accordingly, for as long as Mr. Schwartz continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, regardless of the number of our common shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is limited.  This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

18.  Sales of a  substantial  number of shares of our  common  stock  into the public market by the selling  stockholders may result in significant  downward pressure on  the  price  of  our  common  stock  and  could  affect  the  ability  of our stockholders to realize the current trading price of our common stock which may cause you to lose some or all of your investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock.  We have 12,919,167 shares of common stock issued and outstanding as of the date of this prospectus.   When this Registration Statement is declared effective, the Selling Stockholders will be able to resell up to 919,267 of our Common Stock of which 302,500 shares have been registered and the remaining 617,127 will be eligible for resale under Rule 144.  As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock. As a result of any such decreases in price of our Common Stock, purchasers who acquire shares from the Selling Stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our Common Stock as the Selling Shareholders sell their shares of our Common Stock could encourage short sales by the Selling Shareholders or others.  Any such short sales could place further downward pressure on the price of our Common Stock.

In addition, as of  the date of this prospectus   there are 12,000,000 outstanding  shares of our Common Stock that are  restricted  securities  as that  term is  defined  in Rule  144  under  the Securities  Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.   The sale of these shares may further depress the price of our shares.

19.  We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on any exchange or quotation system, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have difficulty raising additional funds which could affect our ability to expand out business operations.

20.  If a market for the company's common stock does not develop investors may be unable to sell their shares and you may lose your investment.

There is currently no market for the Company's Common Stock and there may never be a public market. If no market ever develops for the Company's shares, it will be difficult for new investors to sell their shares.  In addition, there may be no share volume to allow new investors to sell their shares at any market price.  Without a public market or a public market that does not allow new investors to  realize  their investment or to sell their shares,  new  investors  should  consider  whether or not they wish to invest in shares  which  they  may  not  be  able  sell  in  a  public  market.

 21.  If the company fails to attract or maintain the services of a market maker it will limit the liquidity of the shares purchased by new investors and you may be unable to sell your shares and therefore you may lose your investment.

If  the  Company  is  unable  to  secure and maintain  at least one National Association of Securities  Dealers, Inc. member broker/dealer as market maker, the liquidity of the  Common Stock could be impaired, not only in the number of shares of Common Stock  which  could  be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock  than might otherwise  prevail.  Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the Company's Common Stock on any secondary market.  A new investor should consider whether  or not he or she wishes  to invest in a company which may never have a proven track record in the public market and may not have the   services  of  any  market  maker causing the shares to be illiquid.

22.  Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

23.  The limited market for our shares will make our price more volatile.   As well, our stock is held by a small number of investors thus reducing the liquidity of our stock and the likelihood that any active trading market will develop. As a result you may lose part or all of your investment.

There is currently no market for our Common Stock.  Even if we are successful in our stock trading on the OTC Bulletin Board, the market for our common stock is likely to be very limited and we cannot assure you that a larger market will ever be developed or maintained.

Currently, our Common Stock is not listed on any established trading system. The fact that most of our Common Stock is held by a small number of investors further reduces the liquidity of our Common Stock and the likelihood that any active trading market will develop. The market for our Common Stock is likely to be volatile and many factors may affect the market. These include, for example: Our success, or lack of success, in marketing our services and developing our customer base; Competition; and our ability to raise sufficient capital for business expansion.

Additionally the stock markets generally have experienced, and will likely continue to experience, extreme price and volume fluctuations which have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Such broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our Common Stock in any market that develops.

24.  We are currently deemed a shell company with nominal assets and operations and if we can not survive in this business we may need cease operations or pursue other business opportunities .

In accordance with Rule 405 of the Securities Act of 1933 we are currently deemed a shell company based upon our nominal assets and operations. Based upon same, our success must be considered in light of the difficulties and expenses we will face in marketing our website, obtaining new clients and obtaining financing to meet the needs of our plan of operations. In the event that we can not successfully implement our business plan we may have to cease our operations or change our business model which may cause you to lose all or part of your investment.

Item 2. Changes In Securities

None

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.  Submission of Matters to A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on December 1, 2008.

IVT SOFTWARE, INC.

By:	/s/ Martin Schwartz
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on December 1, 2008.

Signature	Title	Date

/s/ Martin Schwartz	Chairman of the Board Chief Executive Officer , Chief Accounting Officer	December 1, 2008