Form 10-Q
period 2009-01-31
IVT SOFTWARE INC
filed 2009-03-10
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly and Six Month Period Ended:  January 31, 2009

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

IVT Software, Inc. had 12,919,167     shares of common stock outstanding at January 31, 2009.

Table of Contents

IVT Software, Inc.

PART 1

FINANCIAL INFORMATION

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

ITEM 1.	FINANCIAL STATEMENTS

IVT Software, Inc
(A Development Stage Company)
Balance Sheets

	January 31, 2009	April 30, 2008

ASSETS	(Unaudited)	Audited

CURRENT ASSETS
Cash and cash equivalents	$2,928	$23,731
	-	-
Total Current Assets	$2,928	$23,731

OTHER ASSETS
Property and Equipment, Net	752	977
IP Licensing Agreement, Net	750	975

Total Assets	$4,430	$25,683

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Officer's Loan (Note 9)	$1,050	$1,050
Accrued Expenses	-	$7,500
	$1,050	$8,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued	-	-
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
12,919,167 and 12,919,167 respectively	1,291	1,291
Additional paid in capital	75,984	57,484
Accumulated other comprehensive gain (loss)	-	-
Accumulated Deficit During the Developmental Stage	(73,895)	(41,642)

Total Stockholders' Equity	$3,380	$17,133

Total Liabilities and Stockholders' Equity	$4,430	$25,863

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Operations

					For the Period
					March 15,
					2006
	Three Months Ended		Nine Months Ended		(Inception) to
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	7,176	485	13,303	1,055	23,895
Officer's Compensation & Rent	6,500	6,000	18,500	18,000	48,500
Depreciation & Amortization	150	150	450	450	1,500
Total operating expenses	13,826	6,635	32,253	19,505	73,895

(Loss) from operations	(13,826)	(6,635)	(32,253)	(19,505)	(73,895)

Provision for Income Tax	-	-	-	-	-

NET (LOSS)	$(13,826)	$(6,635)	$(32,253)	$(19,505)	$(73,895)

(LOSS) PER COMMON SHARE
Basic and Diluted	-	-	-	-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,919,167	12,000,000	12,919,167	12,000,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity
For the period March 15, 2006 (Inception) to April 30, 2008 and the nine months ended January 31, 2009 (unaudited)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception March 15, 2006	-	$-	$-	$-	$-
Net (loss) for period March 15, 2006
(inception) to April 30, 2006	-	-	-	-	-
Balance as of April 30, 2006	-	-	-	-	-

Common Shares issued to
founder in May 2006	12,000,000	1,200	-	-	1,200
Officer's Compensation credited to additional
paid in capital in April 2007	-	-	5,000	-	5,000
Rent credited to Additional paid in capital	-	-	1,000	-	1,000
in April 2007
Net Loss for the year ended April 30, 2007	-	-	-	(8,487)	(8,487)
Balance as of April 30, 2007	12,000,000	1,200	6,000	(8,487)	(1,287)

Common shares issued for cash
in Private Placement in Feb 2008	919,167	91	27,484	-	27,575
Officer's Compensation credited to additional
paid in capital in April 20078	-	-	20,000	-	20,000
Rent credited to Additional paid in capital	-	-	4,000	-	4,000
Net Loss for the year ended April 30, 2008	-	-	-	(33,155)	(33,155)
Balance as of April 30, 2008	12,919,167	1,291	57,484	(41,642)	17,133

Officer's Compensation Credited
to Additional Paid in Capital	-	-	15,000	-	15,000
Rent credited to Additional paid in capital	-	-	3,500	-	3,500
Net Loss for the nine months ended January 31, 2009	-	-	-	(32,253)	(32,253)
Balance as of January 31, 2009	12,919,167	$1,291	$75,984	$(73,895)	$3,380

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			March 15,
			2006
	Nine Months Ended		(Inception) to
	January 31,		January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(32,253)	$(19,505)	$(73,895)
Officers compensation and rent
charged to paid in capital	18,500	18,000	48,500
Depreciation & Amortization	450	450	1,500
Decrease in accrued expenses	(7,500)	(15,925)	-
Net cash used in operating activities	(20,803)	(16,980)	(23,895)

Cash flows from investing activities
Licensing Agreement	-	-	(1,500)
Property & Equipment	-	-	(1,502)
Net cash used in investing activities	-	-	(3,002)

Cash flows from financing activities
Officer's Loan	-	-	1,050
Issuance of Shares for Officer	-	-	1,200
Sale of Common Stock With Warrants	-	-	27,575
Net cash provided by financing activities	-	-	29,825

Net (decrease ) in cash	(20,803)	(16,980)	-

Cash and cash equivalents, beginning of period	23,731	13,136	-

Cash and cash equivalents, end of period	$2,928	$(3,844)	$2,928

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $73,895 from inception to January 31, 2009. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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
January 31, 2009
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
January 31, 2009
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended April 30, 2008 and 2009.

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
January 31, 2009
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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	January 31,	April 30,
	2009	2008
Equipment	$1,502	$1,502
Less: Accumulated depreciation	(750)	(525)
Total	$752	$977

Property and equipment are recorded at cost and depreciated over a straight-line basis. The depreciation expense for the nine month period ended January 31, 2009 and the year ended April 30, 2008 was $225 and $300 respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible asset consists of the following:
	January 31,	April 30,
	2009	2008
IP Licensing Agreement	$1,500	$1,500
Less: Accumulated amortization	(750)	(525)
Total	$750	$975

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the nine month period ended January 31, 2009 and the year ended April 30, 2008 was $225 and $300 respectively.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(unaudited)

NOTE 6 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statements of Operations officer's compensation has been charged in the amount of $5,000 for the three months ended January 31, 2009 and 2008 respectively and $15,000 for the nine months ended January 31, 2009 and 2008 respectively.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

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
January 31, 2009
(unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

The Company paid no salary or rent. For financial statement purposes, officer’s compensation in the amounts of $5,000 and $15,000 and rent in the amounts of $1,500 and $3,500 have been charged on the statements of operations; and a corresponding amount was credited as additional paid in capital for the three and nine months ended January 31, 2009.

In addition, officer’s compensation in the amounts of $5,000 and $15,000 and rent in the amounts of $1,000 and $3,000 have been charged on the statements of operations; and a corresponding amount was credited as additional paid in capital for the three and nine months ended January 31, 2009.

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

Short term funds amounting to $1,675 had been advanced by the CEO, Mr. Martin Schwartz, interest free, during the period ending March 31, 2007 of which $625 had been repaid during this period.  As of the period ending January 31, 2009 Mr. Schwartz is owed $1,050.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free. For financial statement purposes, rent expense has been charged $3,500 for the nine months period ended January 31, 2009 and $3,000 for the nine months period ended January 31, 2009.  Additional paid in capital has been credited in each of the respective periods, and from inception to date respectively for the rent expense.

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

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations for Phase I.  Our plan is dependent on our ability to raise a minium of  $50,000 - $100,000  to execute Plan 1.

•	Implementing Phase I of our Website www.computertutorialcds.com for online purchasing of our tutorials.
•	Implementing Phase 2 of our Website www.computertutorialcds.com for membership to course studies program

•	Planning our Marketing Strategy

•	Website Optimization
•	We anticipate that we will be ready to launch phase I of our website February 2009. This will enable the sale of our CD'S on our website with payment through papal or credit cards.
•
Beginning in March 2009, we plan to begin initiating our Affiliate Program which is designed to attract affiliates who will be linking to our website from their respective websites and receive commission on each sale of our tutorials and/ or memberships.

Marketing and Website Optimization

•
Beginning in July 2009, we plan to pursue search engine placement, as part of our marketing and branding program. Our objective is to optimize the website for priority search engine placement, in order to increase the number of links to the site.  We believe we can receive improved search results and search engine saturation, which in turn directs more traffic to our website, from prospective affiliates as well as prospective clients.

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

Liquidity and Capital Resources:

As of  January 31, 2009 the Company has cash available of $2,928.    The Company will need to raise substantial funds in order to execute its marketing plan.

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

We were incorporated on March 15, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $73,895.   Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 10, 2009.

IVT SOFTWARE, INC.

By:	/s/ Martin Schwartz
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 10, 2009.

Signature	Title	Date

/s/ Martin Schwartz	Chairman of the Board Chief Executive Officer , Chief Accounting Officer	March 10, 2009