Form 10-K
period 2009-04-30
IVT SOFTWARE INC
filed 2009-06-17
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2009

Commission File Number: 000-53437

IVT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

NEVADA	74-3177586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

196 North Crest Place
Lakewood, NJ 08701

(Address of principal executive offices, including zip code)

Tel:  732-901-0566

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $42,575
As of May 12, 2009, the Registrant had outstanding 13,419,167 shares of Common Stock with a par value of $0.001 per share.

IVT SOFTWARE,  INC.

ITEM 1. BUSINESS

The Company was incorporated on March 15, 2006 as IVT Software, Inc. by Certificate of Incorporation issued pursuant to Nevada state law.  Martin Schwartz is our sole officer and director, as well as our controlling stockholder. We currently have no other employees. Our executive offices are located presently at, 196 North Crest Place Lakewood, NJ 08701

The Company  does  not  have  any  subsidiaries, affiliated  companies  or  joint  venture  partners.

Business Overview

We are a development stage Company organized for the purpose of  providing computer software education in the comfort of one's own home.  Our products include an assortment of tutorials on software written by Microsoft, Adobe, Macromedia, as well as a variety of illustrative, graphic design and web design. The tutorial lessons are played as movies and operate on Quick Time player. Our software is manufactured with these programs conveniently installed, so that the CD'S are entirely self-sufficient. With all necessary components contained on each disc, the user will effortlessly launch the lessons and quickly begin to learn.   Each tutorial begins the user with an introduction lesson, which is then followed by a complete index of program tools. Appropriately categorized for easy recognition, the index is arranged as a list of icons so that tools can be learned at the user's own pace. When an icon is clicked, that specific lesson will play. Any feature of a particular program that may be learned in a classroom, or any tool explained in a manual will be taught from the lessons on the disc.

On April 1, 2009, the Company launched its  website at its domain location www.computertutorialcds.com  to enable on line purchasing of the computer tutorials.  Website  also provides  access to the tutorials on line for a membership fee,  enabling a member to  learn the tutorials at their own pace using our learning application infrastructure on line at our website.

 To date, we have generated no sales on our tutorials. We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

Under Section 405 of the Securities Act we are defined as a shell company based on our nominal operations and assets consisting primarily of cash, our non-exclusive licensing agreement, fixed assets including a CD Replicator, and our website.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can become a viable business unless (1) we obtain additional capital to market and advertise our website in order to attract users and (2) thereafter we become successful in generating sufficient revenues to cover our expenses and grow our business.

The Licensing Agreement:

On March 16, 2006 the Company entered into a non-exclusive licensing agreement with Mario Rizzo, the owner of the intellectual properties which include a series of computer tutorials.  The Company paid a one time fee of $1,500.   The duration of this license is self renewing and will never expire.  The agreement allows the Company to reproduce and sell unlimited copies of the CD'S without any further payments to the licensor.  Company is not obligated to pay any royalties on the proceeds we generate from the sale of the CD's.    The computer tutorial series consists of the following computer titles.

Windows XP
Excel XP
Flash MX
Visual Basic 6.0
Access XP
PowerPoint XP
PhotoShop 7.0
Ebay Training Tutorial
Word XP
Dream Weaver MX
PhotoShop CS

Products And Services:

The Company's products and services consist of computer tutorial CD'S which we plan to make available in the following formats:

•	Our computer tutorials are available to be purchased on our website located at our domain location at www.computertutorialcds.com via payment using credit cards or Paypal.

•
Purchasing a membership to our learning infrastructure which will be available on the Company's domain location enabling a user to log on to the Company's website and take online courses of the Company's tutorials.

Our tutorials are instructed by industry professionals and demonstrated in specific detail. Manufactured to operate with simplicity and ease, they will run themselves from any CD-ROM drive. Subsequently an index of icons will appear. With the simple clicking of an appropriately titled icon, a lesson will play during which the viewer can learn the various tools of an interface. The lessons are thorough, the learning is fun, and in a matter of minutes anyone can begin learning the tutorials.

The Company's tutorials consist of the following titles which includes a brief description of the course.

Word  XP

The word processing course involves Microsoft Word, one of the elements of the powerful Microsoft Office package. You will learn to create standard business letters. Then we pop the program up to the next level where you learn to customize those letters to be a work of art. There are built-in tools to help. The cute little paper-clip guide called the Office Assistant can with its pop up information bubbles can guide you to make good letters, great! You are given a choice of using existing templates or customize your own. Last your are show the way to mass mailing freedom by using mail merge to send the same letter to many individuals with each one addressed to a different person with no extra typing on your part.   This is a 4 hours course.  You will learn virtually everything you need to know about Word XP.

Access XP

Whether an advanced or first time database user, Access XP delivers powerful tools for managing and analyzing data. Learn efficient database design, how to create effective tables and the secrets of querying. Know the logistics of data types and Auto-number fields. Also, see how to create and edit reports, charts and easy-to-use Switchboard forms. Learn at your own pace

• Build exactly the skills you need

• Master the tools for building a database that makes information easier to find and use

• Link to data from other Microsoft Office applications, HTML and XML files, and other databases

• Use forms, filters, queries, and reports to capture and analyze data

• Learn ways to prevent data corruption and unauthorized access

• Share your data with colleagues and customers through interactive Web pages

• Prepare for the Microsoft Office User Specialist (MOS) exam

This is a 6 hours course. You will learn virtually everything you need to know about Access XP

Excel XP

Excel, the electronic spreadsheet is one of the most complicated and difficult to navigate programs without a guide. Enter this tutorial to the rescue. Let's say you want to set up a spreadsheet to manage your business or home finances. You diligently enter each category of numbers and you can program the column to give you a total at the bottom all without a calculator. There are other formulas available to multiply and other complicated math equations at the touch of a button. This is a very flexible program with the ability to move or shift columns and rows to make custom spreadsheets and invoices for business. After watching this amazing CD you will also know how to add 3D Effects and Charts to make any financial presentation very compelling.

This is a 4 hours course. You will learn virtually everything you need to know about Excel XP.

PowerPoint XP

This is one of the programs also bundled in Microsoft Office and the least understood. It is an aid to build powerful slide presentations for business meetings and employee training seminars. Our tutorial will teach you how to create a custom background and then apply animation over that to make your point in an interesting and engaging way. Then you can jazz up the show with photos and Excel Spreadsheet charts or sound recordings to make the entire presentation snap. Last you will learn how to run the slide show or burn a copy so you can give out promotion CD'S to important clients to take with them and view over and over. The whole package makes your company and the each presentation look and feel powerful.

This is a 4 hours course. You will learn virtually everything you need to know about PowerPoint XP. Flash MX

Macromedia's Flash MX is a wonderful tool for the creation of incredible web sites. This tutorial is aimed at designers, those who create graphical Flash content, such as animations, interactive web navigation controls, interactive web sites, games and movies. Your instructor starts off slowly by introducing you to the interface, setup, and the basics of Flash you need to know to get started. You learn the difference between vector and bitmap graphics. He guides you through the many tools available. From there, he takes you through panels, timelines and creating artwork. You will also learn to import sound, control movie clips, and activate buttons and much, much, more. There are 125 step-by-step narrated movies in this through tutorial.

This is a 6 hours course. You will learn virtually everything you need to know about Flash MX..

Dreamweaver MX

Use this powerful program to create a dynamic Website for your customers or yourself. Learn to integrate your workspace with Flash and how to write code faster than ever before. There are tools in the Dreamweaver MX program including Site Set-Up Wizard and Pre-Built layouts, how to construct HTML forms to make a website that can be customized to suit any business. Add text and graphics to customize a template site, work with frames and framesets a well as cascading style sheets to make your work look very impressive. You will be able to use Tables and the Layout View to maintain your website. The more you learn the hotter your sites will look. Drive web traffic to any business or service and fun learning too.

• Build professional Web sites and Internet applications

• Integrated workspace shared with Flash MX and Fireworks MX

• Write code faster than ever before

• Site setup wizard helps configure site information instantly

• Get started quickly with pre-built layouts and code.

This is a 6 hours course. You will learn virtually everything you need to know about creating professional websites.

Photoshop 7.0

Photoshop is the leading digital image editing application for the Internet, print, and other new media disciplines. It has become a “killer app”, embraced by a wide spectrum of developers.
Traditionally, Photoshop has been and continues to be a print industry standard. There is a very strong chance that almost every photographic image you've seen in print (posters, books, magazines, flyers, etc.) has been prepared in Photoshop. The powerful features that make Photoshop the standard for print images are also just as useful for Internet and display-based images (video and computer presentations for example). Photoshop has evolved, expanding its print capabilities and adding Internet specific features essential to current and future web developers.

Photoshop CS

Upgrade today to Adobe® Photoshop® CS with Adobe ImageReady® CS software, and be more productive than ever before. Innovative features help you design faster, improve image quality, and manage your files with timesaving efficiency every professional needs.

Visual Basic 6.0

One of  Microsoft's  award-winning development tool, more than 50 percent of all professional developers are using the Visual Basic language. Visual Basic 6.0 is the most productive tool for creating high-performance enterprise and Web-based applications. Integrated Visual Database Tools and a RAD environment.

This is a 6 hours course. You will learn virtually everything you need to know about Visual Basic 6.0 Ebay Training Tutorial

Buying and Selling Online and much more..

Distribution of Products and Services:

Our marketing strategy revolves around promotion of our website and the continual attraction of users.  We plan to employ a variety of methods to promote our brand to include strategic purchases of online advertising and website optimization on a test basis.

We also plan to target graphic schools, summer vocational programs, community centers, and large scale purchasers of educational tutorials through a wholesale program that we plan to implement offering quantity discounts for multiple purchases of our tutorials.    We plan to prepare leaflets of our tutorials for mass mailing and distribution to select targets.

Technology & Operations

Our IVT Software, Inc. website and online learning  platform was developed with a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations, along with our internally developed Website.

We intend to continue to enhance the capabilities of our Website to improve our understanding of customer needs and to incorporate useful information as it is uncovered and revealed to us.

We are building a robust and scalable user interface and processing system that is based on internally-developed proprietary software, using publicly available software in tandem with our own solutions.

Competition

The Company believes that its software is extremely intuitive and can be learned by any user quickly.    The Company plans to sell its products at very competitive prices as a means to attract consumers.  Since our licensing agreement allows us to reproduce and sell unlimited copies of the CD'S without any further payments to the licensor,  we have the flexibility of pricing our CD'S very competitively.

Notwithstanding, the Company's educational videotape offerings compete with a variety of programs, including the Video Professor and a variety of other computer tutorials. Other companies sell integrated learning systems in which a wide variety of curricula, including areas covered by the Company's products, are taught through networked computer stations. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products.   Additionally as a result of the Company's non-exclusive licensing agreement with the licensor of the computer tutorials, the Licensor has a right to grant non-exclusive licensing agreements to other parties which may be providing the same software as a competitor to our Company.   We are hopeful that aggressive marketing of our products along with our competitive pricing model will enable us to become a viable business.

Intellectual Property

On March 16, 2006 the Company entered into a non-exclusive licensing agreement with Mario Rizzo, the owner of the intellectual properties which include a series of computer tutorials.  The Company paid a one time fee of $1,500.   The duration of this license is self renewing and will never expire.  The agreement allows the Company to reproduce and sell unlimited copies of the CD'S without any further payments to the licensor.  Company is not obligated to pay any royalties on the proceeds we generate from the sale of the CD's.    The computer tutorial series consists of the following computer tutorials.

Windows XP
Excel XP
Flash MX
Visual Basic 6.0
Access XP
PowerPoint XP
PhotoShop 7.0
Ebay Training Tutorial
Word XP
Dream Weaver MX
PhotoShop CS

We have reserved the domain names www.computertutorialcds.com.

We regard our domain name and similar intellectual property (IP) as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, partners and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for others to copy or otherwise obtain our IP without authorization. In addition, we cannot assure you that others will not independently develop substantially similar IP. Effective trademark protection may not be available or may not be sought by use in every country in which our offerings are made available, including the U.S.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other IP rights of third parties by our Company. In addition, litigation may be necessary in the future to enforce our IP rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, regardless of the outcome or the merit, could result in substantial costs and diversion of management and technical resources, any of which may materially harm our business.

6.  Dependence on one or a few customers.

The Company has not generated any revenues to date.

The Company's objective is to have a diversified clientele both retail and wholesale.    We will need to raise substantial funds to enable us to aggressively market our product through public relations firms and effective advertising.  There is no assurance we will be successful in raising additional funds.  Because we are a new business, it is likely that at some point we may depend on one or a few customers for all of our business.

8.  The need for government approval of principal products or services.

  We are not aware of any requirement of government approvals for maintaining our website, and providing the services to our clients.

Employees:

The business of IVT Software, Inc. will be managed by our officer and director.  We do not anticipate hiring any employees in the next twelve months.   We plan to raise additional funds to expand our business.  If we are successful in raising funds, we plan to hire key employees in product development, marketing, and for initiating strategic alliances.     Our future success will depend in large part upon our ability to attract and retain highly qualified employees with superb marketing skills.  Competition for such personnel is intense, and there can be no assurance that we will be able to retain our senior management or other key employees or that we will be able to attract and retain additional qualified personnel in the future.  To date Martin Schwartz is providing all of the administrative and leadership functions.   We have not entered into an employment agreement with Mr. Schwartz and we do not anticipate doing so in the foreseeable future.

ITEM 1A  RISK FACTORS

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

We were incorporated on March 15, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $85,055.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Following review of our financial statements, our auditors have determined that we do not have sufficient working capital necessary to be successful and to grow our business. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. According to our auditors, continuation of our Company as a going concern is dependent upon raising funds and generating ongoing revenues from our operations. If we a fail to accomplish both, we will most likely fail and you will lose your investment.    The recent economic downturn and market instability has made the business climate more volatile and more costly. If the current equity and credit markets deteriorate further, or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company's growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.   As of  April 30, 2009 we had available $1,168.       Our capital requirements to implement our business strategy during Phase II will be significant. We anticipate requiring additional funds during Phase II of our planned activities, in order to significantly expand our operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

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

11.   We expect to face intense competition from well established providers of computer tutorials who have been operations for many years, have far greater brand  recognition,  longer  operating  histories,  larger  customer  bases  and significantly greater resources  than  we. This may result in our inability to compete   successfully against our competitors, which may cause us to go out of business.  Additionally as a result of the Company's non-exclusive licensing agreement with the licensor of the computer tutorials, the Licensor has a right to grant non-exclusive licensing agreements to other parties which may be providing the same software as a competitor to our Company.  This may result in reduced sales by our Company.

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

Risks associated with our Share Price:

17.  Our Officer and Director Martin Schwartz's control of 89.4% of the outstanding shares may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Martin Schwartz beneficially owns approximately 89.4% of our common stock. Accordingly, for as long as Mr. Schwartz continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, regardless of the number of our common shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is limited.  This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

18.  Sales of a  substantial  number of shares of our  common  stock  into the public market by the selling  stockholders may result in significant  downward pressure on  the  price  of  our  common  stock  and  could  affect  the  ability  of our stockholders to realize the current trading price of our common stock which may cause you to lose some or all of your investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock.  We have 13,419,167 hares of common stock issued and outstanding as of the date of this prospectus.   When the stock begins to trade,  302,500 of our Common Stock issued to shareholders whose shares were registered with the SEC will be available for sale.   Additionlly 1,116,167 Common shares issued  to non affiliated shareholders will be eligible for resale under Rule 144 .  As a result, a substantial number of our shares of Common Stock may be issued and may be available for  resale, which could have an adverse effect on the price of our Common Stock. As a result of any such decreases in price of our Common Stock, purchasers who acquire shares from the Selling Stockholders may lose some or all of their investment.

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

If  the  Company  is  unable  to  maintain  at least one National Association of Securities  Dealers, Inc. member broker/dealer as market maker, the liquidity of the  Common Stock could be impaired, not only in the number of shares of Common Stock  which  could  be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock  than might otherwise  prevail.  Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the Company's Common Stock on any secondary market.  A  new  investor  should  consider  whether or not he or she wishes  to invest in a company which may never have a proven track record in the public market and may not have the   services  of  any  market  maker causing the shares to be illiquid.

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

There is currently no trading in our Common Stock.  Even if we are successful in our stock trading on the OTC Bulletin Board, the market for our common stock is likely to be very limited and we cannot assure you that a larger market will ever be developed or maintained.   The fact that most of our Common Stock is held by a small number of investors further reduces the liquidity of our Common Stock and the likelihood that any active trading market will develop. The market for our Common Stock is likely to be volatile and many factors may affect the market. These include, for example: Our success, or lack of success, in marketing our services and developing our customer base; Competition; and our ability to raise sufficient capital for business expansion.

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

24.  We are currently deemed a shell company with nominal assets and operations and if we can not survive in this business we may need cease operations or pursue other business opportunities.

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

ITEM 2.  PROPERTIES:

Description of Properties

The address of our administrative office is:

196 North Crest Place
Lakewood, NJ 08701

Our CEO has agreed to provide his home office for administrative use by the Company free of charge.   The office is equipped with standard office equipment including computers, scanners, copiers, and fax machine, telephones.

ITEM 3.  LEGAL PROCEEDINGS:

Neither us, nor any of our officers or directors is a part’ to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDERS MATTERS.

On September 8,  2008 the Company's Registration Statement filed with the Securities & Exchange Commission was declared effective.  The Company has since engaged a market maker who has filed the 15c211 with Finra and was declared effective by Finra.  As of April 12, 2009 no trades have been executed.  Consequently,  there is no trading range in the Company's shares.  Furhtermore,  even if a trading market develops, there is no assurance that it will be sustained. Consequently, a purchaser of shares may be unable to resell the securities should the purchaser desire to do so when eligible for public re-sales. Furthermore, the shares are not marginable and it is not likely that a lending institution would accept our common stock as collateral for a loan.
The Company  authorized capital stock consists of 200,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

We currently have 13,419,167 shares of Common Stock issued and outstanding.  No Preferred shares have been issued to date.
As of May 14, 2009, the Company has 36  shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

As a small reporting company we are not required to provide Selected Financial Data.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS-  PLAN OF OPERATIONS

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Since our inception on March 15, 2006 our activities have been devoted primarily to developing a business plan, acquiring a licensing agreement for our computer tutorials, developing and designing our website, and raising seed capital for initiating our website and costs involved with this offering.   During the past 12 months we implemented Phase 1 and Phase II of our website and launched our website April 1, 2009 which is located at www.computertutorialcds.com  our domain location. Our website  operates as our virtual business card and portfolio for our company as well as our online "home." It  enables on line purchasing of the computer tutorials.  The Company also implemented the on line study course infrastructure which  enables a user to log on to our website and access the tutorials on line for a membership fee, and learn the tutorials at their own pace using our learning application infrastructure.

As of April 30, 2009 we have not generated any revenues.   We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

On March 16, 2006 we entered into a non-exclusive licensing agreement with Mario Rizzo, the owner of the intellectual properties which include a series of computer tutorials.  The Company paid a one time fee of $1,500.   The duration of this license is self renewing and will never expire.  The agreement allows the Company to reproduce and sell unlimited copies of the CD'S without any further payments to the licensor.  Company is not obligated to pay any royalties on the proceeds we generate from the sale of the CD's.

On-going increases to development stage expenses are anticipated. As of April 30, 2009, we had $1,168 in cash available to us.  We will need to raise additional funds for administrative, regulatory, and business development expenses required to continue our operations.    We do not have sufficient funds to continue to operate.

Plan of Operation

We planned  two phases of operations.  Phase 1 involved the activities related the  implementation of our website for the purpose of selling the tutorial CD'S and also for the development of our online learning infrastructure which will enable a user to pay a membership fee and access our study guides on line.   This phase has been completed.    Phase II centers around expanding our services through aggressive marketing, which will require that we raise additional funds to recruit key personnel and for new product development and for conducting an aggressive marketing campaign to attract clients who will purchase our CD'S and or memberships to our learning infrastructure.  Phase II also involves acquiring additional licensing agreements for tutorials covering a larger segment of the tutorial market place, and also the in house development of educational videos and CD'S for the autism and special education market place

Phase II of our Plan of Operations:

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

We will seek to raise $350,000 to $850,000 to fund our Phase II of our Plan of Operations.

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

We plan to budget $35,000 for administrative expenses, $50,000 for public relations and marketing of our tutorials $25,000 to obtain additional licenses for a broad range of tutorials and self help videos.   We plan to expand our titles and our marketing efforts; relative to the amount of funds we are successful in raising.

Results of Operations

For the period from inception on March 15, 2006, through April 30, 2009 we had no revenue. Expenses for the period ending April 30, 2009 and 2008 was $43,414 vs. $33,155 for 2008.   Aggregate loss from inception was $85,055.

	May 1, 2008- April 30, 2009	May 1, 2007 April 30, 2008	From Inception 3-15-2006 to April 30, 2009
General and administrative	22,564	12,555	29,155
Officers' compensation Credited to Additional Paid in Capital	20,000	20,000	54,000
Depreciation & Amortization	850	600	1,900
Total operating expenses	43,413	33,155	85,055

Income (loss) from operations	(43,413)	(33,155)	(85,055)

Capital Resources and Liquidity.

Our CEO has agreed to provide his home office for administrative use by the Company free of charge.    Consequently we do not incur rent expenses.

At the current level of revenues and expenses, we do have not have sufficient funds to execute the activities of Phase II during the next 12 months.  We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our product in order to become a viable business.   We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent our planned development and our marketing effort which is necessary for our business to become viable.  To date, we have not entered into any funding agreement with any parties.

The Company intends to meet its long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. Additional issuances of equity or convertible debt securities may result in massive dilution to the current shareholders.  Further, such securities might have rights, preferences or privileges senior to our common stock.

If the Company fails to raise additional funds to execute its expansion plan, it is likely that the Company will not be able to operate as a viable entity and may be forced to go out of business.

Purchase  of Significant Equipment

The Company does not plan any purchases of significant Equipment in the next 12 months.

Other:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements.

Off-Balance Sheet Arrangements:

We do not currently have any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision of our principal executive officer who is also the  principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).

Based on that evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining “internal control over financial reporting,” as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only a reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive officer who is also the principal financial officer, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer who is also our principal financial officer concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

• The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

• The Company does not have a comprehensive and formalized accounting and procedures manual.

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, this material weakness will continue.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None

PART III

Directors Officers and Promoters:

The following table sets forth, as of  April 30, 2009 the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position	Date of Employment

Martin Schwartz	56	President, Chief Executive Officer, Chief Financial Officer Treasurer, Director, Chairman of the Board	March 15, 2006

Henry Schwartz	32	Secretary	April 23, 2009

The board of directors has no standing committees.

Family Relationships

Henry Schwartz, our corporate secretary, is a nephew to Martin Schwartz, our CEO.

Business Experience

The following summarizes the occupation and business experience during the past five years for our sole officer and director, Martin Schwartz.

Martin Schwartz is the founder of IVT Software, Inc. and has been employed at IVT Software, Inc. as President, Treasurer, and Chairman of the Board of Directors since March 16, 2006.  From October 1, 1999 until December 15, 2007 Mr. Schwartz was a stock broker at Grand Capital Corp.    Mr. Schwartz received his Certificate in Business Administration in May 2006 from Stratford Career Institute Washington DC in 2003.

Henry Schwartz is the corporate secretary and has been employed at IVT Software, Inc. since April 23, 2009.   Mr. Schwartz was the principal and president of Glittery Gifts, Inc. from May 2001-July 2008.  He is currently a teacher at Joseph Gruss High School where he has been employed since September 2003.

Employment Agreements/ Terms of Office

None of the members of the Board of Directors or members of the management team presently has employment agreements with us.

 Executive Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Equity Compensation Plan:

The Company has not issued any Employee Benefit Plan or Dividend Reinvestment Plan, thus none are being offered pursuant to an employee benefit plan or a dividend reinvestment plan, or any equity compensation plans.

Martin Schwartz is entitled to an annual base salary of $20,000 plus the annual sum of $4,000 for rent for providing the use of his Office to the Company.  This amounts to an aggregate sum of $24,000 for the fiscal year ended April 30, 2009 and 2008.     The following Summary Compensation Table sets forth the compensation for our executive officer for the past two years ended April 30, 2008.

Name & Principal Position	Year	Salary		Bonus	Restricted Stock Awards	Options	Payouts

Martin Schwartz	4-30-2009	$20,000	*	-0-	-0-	-0-	-0-
Martin Schwartz	4-30-2008	20,000		-0-	-0-	-0-	-0-
Henry Schwartz	-0-	-0-		-0-	-0-	-0-	-0-
Henry Schwartz	0	-0-		-0-	-0-	-0-	-0-

*The sum of $24,000 represents officer's compensation and rent expenses incurred, but not paid out.  These sums were credited to Additional Paid in Capital as contributed capital by the Officer.  (See Financial Statements Note 7 and Note 12)

None of the principals have outstanding options or warrants or other securities convertible into the Common Stock of the Company.

During the past five (5) years, no present or former director,  executive  officer  or  person  nominated  to become a director or an executive  officer  of  the  Company has:

(1)  filed  a petition under the Federal bankruptcy laws or any state insolvency   law,  nor  had a receiver, fiscal agent or similar officer appointed by the court  for  the  business or property of such person, or any partnership in which  he  was  a general partner at or within two (2) years before the time of such filings, or any corporation or business association of which he was an executive  officer  at  or within ten (10) years before the time of such filing;

(2)  was convicted  in  a  criminal  proceeding  or  named subject of  pending criminal proceeding (excluding traffic violations and other minor  offenses);

(3)   was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities  was subject of any order,  judgment  or  decree,  not subsequently  reversed,  suspended or  vacated, of any court of competent jurisdiction, permanently  or  temporarily  enjoining him from or otherwise limiting, the  following  activities:

     (i)  acting as a futures commission merchant, introducing broker, commodity  trading advisor, commodity  pool operator,  floor  broker, leverage transaction  merchant,  any  other  person  regulated by the Commodity Futures  Trading  Commission  or  an associated  person of any of the foregoing,  or as an investment advisor, underwriter, broker or dealer in  securities, or as an affiliate person, director or employee of any investment company, or engaging  in  or  continuing  any conduct or  practice  in  connection  with  such  activity;

     (ii)  Engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State Securities laws or Federal commodities laws;

(4)  was  the  subject  of  any  order,  judgment,  or  decree, not subsequently reversed, suspended, or vacated, of any Federal or State authority barring,  suspending  or  otherwise  limiting for more than sixty (60) days the right of such person to engage in any  activity described above under this subsection  (3)(i)  above,  or  to  be  associated  with  persons  engaged  in any such activities;

(5)  was  found by a court of competent jurisdiction in a civil action or by the Commission  to  have  violated any Federal or State securities law, and the  judgment  in  such  civil  action or finding by the Commission has not been subsequently reversed   suspended  or  vacated.

(6)  was  found by a court of competent jurisdiction in a civil action or by the Commodity  Futures  Trading  Commission  to  have  violated  any  Federal commodities  law,  and  the judgment in such civil action or finding by the Commodity Futures   Trading  Commission has not been subsequently reversed, suspended  or  vacated.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 30, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Martin Schwartz	12,000,000	89.4%

Common Stock	Henry Schwartz	3,333	-
Common Stock	All executive officers and directors as a group	12,003,333	89.4%

The percent of class is based on 13,419,167 shares of common stock issued and outstanding as of April 30, 2009.    Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of another person or entity shown in the table.

ITEM 13.   Certain Relationships and Related Transactions

None of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

A.                   Any of our directors or officers
B.                   Any proposed nominee for election as our director;
C.                   Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
D.                   Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Disclosure of Sec Position of Indemnification for Securities Act Liabilities

Our corporate Bylaws provide that directors and officers shall be indemnified by us  to  the  fullest  extent  authorized  by the Nevada General Corporation Law, against  all  expenses  and  liabilities  reasonably incurred in connection with services  for  us  or  on  our  behalf.  The bylaws also authorize the board of directors to indemnify any other person who we have the power to indemnify under the Nevada General Corporation Law, and indemnification for such a person may be greater or different from that provided in the bylaws.

Insofar  as  indemnification  for  liabilities  arising under the Securities Act might  be  permitted  to  directors, officers or persons controlling our Company under  the provisions described above, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy  as  expressed  in  the  Securities  Act  and is therefore unenforceable.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

(a) Audit Fees. During the years ended April 30, 2009 and 2008 the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $8,000 and $7,500  respectively.

(b) Audit-Related Fees. During years ended April 30, 2009 and 2008, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors received $1,150 for fees related to tax returns preparations in fiscal 2009.

ITEM 15. EXHIBITS

Exhibit 31-1
Exhibit 32-1

IVT SOFTWARE, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

APRIL 30, 2009

IVT SOFTWARE, INC
(A DEVELOPMENT STAGE COMPANY)
INDEX

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
IVT Software, Inc.
(A development stage company)

We have audited the accompanying balance sheets of IVT Software, Inc. (a development stage company) as of April 30, 2009 and 2008 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years then ended and for the period March 15, 2006 (inception) through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IVT Software, Inc. (a development stage company) as of April 30, 2009 and 2008 and the results of its operations and cash flows for the two years then ended and for the period March 15, 2006 (inception) through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue and has incurred an accumulated loss of $85,055 since inception. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 27, 2009

IVT Software, Inc
(A Development Stage Company)
Balance Sheets

	April 30,
ASSETS	2009	2008

Current Assets
Cash and cash equivalents	$1,168	$23,731

Total Current Assets	1,168	23,731

Property & equipment, net of depreciation (Note 4)	677	977
IP licensing agreement, net of amortization (Note 5)	675	975
IP website development, net of amortization (Note 6)	14,750	-

Total Assets	$17,270	$25,683

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Officer's loan (Note 10)	$1,050	$1,050
Accounts payable	3,500	-
Accrued Expenses	-	7,500
Total Current Liabilities	4,550	8,550

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock $0.0001 par value,
authorized 10,000,000 shares, none issued & outstanding	-	-
Common stock, $0.0001 par value ,
authorized 200,000,000 shares; issued &
outstanding 13,419,167 and 12,919,167 respectively	1,341	1,291
Additional paid in capital	96,434	57,484
Accumulated deficit during the developmental stage	(85,055)	(41,642)
Total Stockholders' Equity	12,720	17,133

Total Liabilities and Stockholders' Equity	$17,270	$25,683

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Operations

			For the Period
			March 15,
			2006
	For the Year Ended		(Inception) to
	April 30,		April 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	22,563	12,555	29,155
Officer's compensation	20,000	20,000	54,000
Depreciation and amortization	850	600	1,900
Total operating expenses	43,413	33,155	85,055

Loss from operations	(43,413)	(33,155)	(85,055)

Provision for Income Tax	-	-	-

NET LOSS	$(43,413)	$(33,155)	$(85,055)

LOSS PER COMMON SHARE
Basic and Diluted	-	-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,950,000	12,919,167

The accompanying notes are an integral part of these financi

IVT Software, Inc
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period March 15, 2006 (Inception) to April 30, 2009

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception March 15, 2006	-	$-	$-	$-	$-
Net income(loss) for period March 15, 2006
(inception) to April 30, 2006	-	-	-	-	-
Balance as of April 30, 2006	-	-	-	-	-

Common shares issued to
founder in May 2006	12,000,000	1,200	-	-	1,200
Officer's compensation credited to additional
paid in capital in April 2007	-	-	5,000	-	5,000
Rent credited to additional paid in capital
in April 2007	-	-	1,000	-	1,000
Net loss for the year ended April 30, 2007	-	-	-	(8,487)	(8,487)
Balance as of April 30, 2007	12,000,000	1,200	6,000	(8,487)	(1,287)

Common shares issued for cash
in private placement in Feb 2008	919,167	91	27,484	-	27,575
Officer's compensation credited to additional
paid in capital in April 2008	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Net loss for the year ended April 30, 2008	-	-	-	(33,155)	(33,155)
Balance as of April 30, 2008	12,919,167	1,291	57,484	(41,642)	17,133

Officer's compensation credited
to additional paid in capital	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Common stock issued for services rendered	500,000	50	14,950	-	15,000
Net loss for the year ended April 30, 2009	-	-	-	(43,413)	(43,413)
Balance as of April 30, 2009	13,419,167	$1,341	$96,434	$(85,055)	$12,720

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			March 15,
			2006
	For the Year Ended		(Inception) to
	April 30,		April 30,
	2009	2008	2009

Cash flows from operating activities
Net Income (loss)	$(43,413)	$(33,155)	$(85,055)
Officers compensation and rent
charged to paid in capital	24,000	24,000	54,000
Depreciation and amortization	850	600	1,900
(Increase)Decrease in accrued expenses	(4,000)	7,500	3,500
Net cash used by operating activities	(22,563)	(1,055)	(25,655)

Cash flows from investing activities
Licensing agreement	-	-	(1,500)
Property and equipment	-	-	(1,502)
Net cash used by investing activities	-	-	(3,002)

Cash flows from financing activities
Officer's loan	-	-	1,050
Issuance of shares for officer	-	-	1,200
Sale of common stock with warrants	-	27,575	27,575
Refund for stock subscription	-	(15,925)	-
Net cash provided by financing activities	-	11,650	29,825

Net increase (decrease) in cash	(22,563)	10,595	1,168

Cash and cash equivalents, beginning of period	23,731	13,136	-

Cash and cash equivalents, end of period	$1,168	$23,731	$1,168

Supplemental disclosures:
Noncash investing and financing activities:
Issuance of shares for officer	$-	$-	$1,200
Officers compensation and rent
charged to paid in capital	$24,000	$24,000	$54,000
Issuance of common stock for services rendered
IP website development	$15,000	$-	$15,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $85,055 from inception to April 30, 2009. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year

The Company has chosen April 30, as its fiscal year end.

Fair Values of Financial Instruments

Financial instruments are recorded at fair value in accordance with FASB Statement No. 157.

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

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended April 30, 2009 and 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally is expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	April 30,
	2009	2008
Equipment	$1,502	$1,502
Less: Accumulated depreciation	(825)	(525)
Total	$677	$977

Property and equipment are recorded at cost and depreciated over a straight-line basis. The depreciation expense for the years ended April 30, 2009 and 2008 was $300 and $300, respectively.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 5 – INTANGIBLE ASSETS - LICENSING AGREEMENT

Intangible asset consists of the following:
	April 30,
	2009	2008
IP licensing agreement	$1,500	$1,500
Less: Accumulated amortization	(825)	(525)
Total	$675	$975

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the years ended April 30, 2009 and 2008 was $300 and $300, respectively.

NOTE 6 – INTANGIBLE ASSETS - WEBSITE DEVELOPMENT

Intangible asset consists of the following:
	April 30,
	2009	2008
Website development	$15,000	$-
Less: Accumulated amortization	(250)	-
Total	$14,750	$-

Intangible assets consist of website development which are recorded at cost and amortized over a straight-line basis. The amortization expense for the period ended April 30, 2009 and the year ended April 30, 2008 was $250 and $0, respectively.

NOTE 7 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations officer's compensation has been charged in the amount of $20,000 in the current fiscal period ending April 30, 2009 and for the fiscal year ending April 30, 2008.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock, par value of $0.0001 and 10,000,000 shares of preferred, par value of $0.0001.

In May 2006 the Company issued 12,000,000 common shares to its founders at $0.0001 par value for an aggregate of $1,200.

In March 2008 the Company completed a Regulation D Rule 506 offering and sold a total of 919,167 shares of our Common Stock par value $0.0001 to the 34 shareholders at $0.03 per share.  For each share purchased, subscribers received two (2) Class A common stock purchase warrants exercisable at $0.50, and two (2) Class  B common stock purchase warrants exercisable at $1.00 and two (2) Class C common stock purchase warrant exercisable at $1.50. Total proceeds generated from the sale of the shares amounted to $27,575.  The Company registered 302,500 shares and the remaining 616,168 shares will be subject to Rule 144.

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

The Company paid no salary or rent. For financial statement purposes officer compensation in the amount of $20,000 and rent in the amount of $4,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital during the period ended April 30, 2009, and $20,000 and $4,000 has been charged to Officer's compensation and rent respectively for the corresponding period ended April 30, 2008. The corresponding amounts being credited to additional paid in capital during the period ended April 30, 2008.

Additionally,  for financial statement purposes officer compensation in the amount of $20,000 and rent in the amount of $4,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital during the period ended April 30, 2009.

On April 11, 2009 the Company issued 500,000 shares for services rendered, valued in lieu of cash valued at $15,000.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock.  The Company has not yet determined the preferences of the preferred stock.

NOTE 9 – ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

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

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 10 – RELATED PARTY TRANSACTIONS

The Principal Officer of the Company, Martin Schwartz received 12,000,000 shares of common stock with a fair value of $1,200.

Short term funds amounting to $1,675 had been advanced by the CEO, Mr. Martin Schwartz, interest free, during the period ending  April 30, 2007 of which $625 had been repaid during this period.  As of the period ending April 30, 2009 Mr. Schwartz is owed $1,050.

NOTE 11 – INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $17,612 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $80,055.   The total valuation allowance is a comparable $17,612  Details for the last two years follow:
	Fiscal Year Ended April 30,
	2009	2008	2007
Deferred tax	$1,867	$7,294	$9,551
Valuation allowance	(1,867)	(7,294)	(9,551)
Current tax payable	-	-	-
Income tax expense	-	-	-

                          Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2007	$8,487	2026
2008	33,155	2028
2009	43,413	2029

Total NOL	$85,055

                        The Company has filed tax returns for 2006, 2007 and 2008.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free. For financial statement purposes, rent expense has been charged $4,000 and additional paid in capital has been credited in the current period for the rent expense.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 17, 2009

IVT SOFTWARE, INC.

/s/ Martin Schwartz
--------------------------------------
Martin Schwartz
Chairman of the Board and
Chief Executive Officer
Chief Financial Officer
Chief Accountint Officer