Form 10-Q
period 2009-07-31
IVT SOFTWARE INC
filed 2009-09-10
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended:  July  31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No    ☐

IVT Software, Inc. had 13,409,167     shares of common stock outstanding at July  31, 2009.

Table of Contents

IVT Software, Inc.

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial statements of IVT Software, Inc. (A Development Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10K for the period ended April 30, 2009.

IVT Software, Inc
(A Development Stage Company)
Balance Sheets

	July 31,	April 30,
ASSETS	2009	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,206	$1,168

Total Current Assets	1,206	1,168

Property & equipment, net of depreciation (Note 4)	602	677
IP licensing agreement, net of amortization (Note 5)	600	675
IP website development, net of amortization (Note 6)	14,000	14,750

Total Assets	$16,408	$17,270

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Officer's loan (Note 10)	$5,050	$1,050
Accounts payable	1,500	3,500
Total Current Liabilities	6,550	4,550

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (Note 8)
Preferred stock $0.0001 par value,
authorized 10,000,000 shares, none issued & outstanding	-	-
Common stock, $0.0001 par value ,
authorized 200,000,000 shares; issued &
outstanding 13,419,167 and 13,419,167, respectively	1,341	1,341
Additional paid in capital	102,503	96,434
Accumulated deficit during the developmental stage	(93,986)	(85,055)
Total Stockholders' Equity	9,858	12,720

Total Liabilities and Stockholders' Equity	$16,408	$17,270

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			March 15,
			2006
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,962	3,444	31,117
Officer's compensation	5,000	5,000	60,000
Depreciation and amortization	900	150	2,800
Total operating expenses	8,862	8,594	93,917

Interest expense	69	-	69

Loss from operations	(8,931)	(8,594)	(93,986)

Provision for Income Tax	-	-	-

NET LOSS	$(8,931)	$(8,594)	$(93,986)

LOSS PER COMMON SHARE
Basic and Diluted	-	-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,419,167	12,919,167

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period March 15, 2006 (Inception) to July 31, 2009

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception March 15, 2006	-	$-	$-	$-	$-
Net income(loss) for period March 15, 2006
(inception) to April 30, 2006	-	-	-	-	-
Balance as of April 30, 2006	-	-	-	-	-

Common shares issued to
founder in May 2006	12,000,000	1,200	-	-	1,200
Officer's compensation credited to additional
paid in capital in April 2007	-	-	5,000	-	5,000
Rent credited to additional paid in capital
in April 2007	-	-	1,000	-	1,000
Net loss for the year ended April 30, 2007	-	-	-	(8,487)	(8,487)
Balance as of April 30, 2007	12,000,000	1,200	6,000	(8,487)	(1,287)

Common shares issued for cash
in private placement in Feb 2008	919,167	91	27,484	-	27,575
Officer's compensation credited to additional
paid in capital in April 2008	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Net loss for the year ended April 30, 2008	-	-	-	(33,155)	(33,155)
Balance as of April 30, 2008	12,919,167	1,291	57,484	(41,642)	17,133

Officer's compensation credited
to additional paid in capital	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Common stock issued for services rendered	500,000	50	14,950	-	15,000
Net loss for the year ended April 30, 2009	-	-	-	(43,413)	(43,413)
Balance as of April 30, 2009	13,419,167	1,341	96,434	(85,055)	12,720

Officer's compensation credited
to additional paid in capital	-	-	6,000	-	6,000
Imputed interest	-	-	69	-	69
Net loss for the three months ended July 31, 2009	-	-	-	(8,931)	(8,931)
Balance as of July 31, 2009 (unaudited)	13,419,167	$1,341	$102,503	$(93,986)	$9,858

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			March 15,
			2006
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(8,931)	$(8,594)	$(93,986)
Officers compensation and rent
charged to paid in capital	6,000	6,000	60,000
Depreciation and amortization	900	150	2,800
Imputed interest for officer loan	69	-	69
Changes in assets and liabilities
(Increase)Decrease in accounts payable	(2,000)	(7,500)	1,500
Net cash used by operating activities	(3,962)	(9,944)	(29,617)

Cash flows from investing activities
Licensing agreement	-	-	(1,500)
IP website development	-	-	(15,000)
Property and equipment	-	-	(1,502)
Net cash used by investing activities	-	-	(18,002)

Cash flows from financing activities
Officer's loan	4,000	-	5,050
Issuance of shares for officer	-	-	1,200
Sale of common stock with warrants	-	-	27,575
Issuance of common stock for services rendered	-	-	15,000
Net cash provided by financing activities	4,000	-	48,825

Net increase (decrease) in cash	38	(9,944)	1,206
Cash and cash equivalents, beginning of period	1,168	23,731	-

Cash and cash equivalents, end of period	$1,206	$13,787	$1,206

Supplemental disclosures:
Noncash investing and financing activities:
Issuance of shares for officer	$-	$-	$1,200
Officers compensation and rent
charged to paid in capital	$6,000	$6,000	$60,000
Issuance of common stock for services rendered
IP website development	$-	$-	$15,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $92,486 from inception to July 31, 2009. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes included in its April 30, 2009 Annual Report on form 10-K.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year

The Company's fiscal year ends April 30

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
July 31, 2009

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
July 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intellectual Properties

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.  The Company incurred $15,000 in costs for research and development during fiscal 2009.  The Company launched its website in April 2009.  The asset is being amortized over a sixty month period.

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

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this standard did not have a material impact on the Company’s  results of operations or financial condition.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of this standard did not have a material impact on the Company’s  results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of this standard did not have a material impact on the Company’s  results of operations or financial condition.

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R) as mended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Company adopted SFAS No. 141(R) for its business combination during the quarter ended March 31, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

In December 2008, the FASB issued FSP 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefits plans. The adoption of FSP 132(R)-1 was not material to the Company’s financial statements or results of operations.

In June 2008, the Financial Accounting Standards Board (FASB) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (EPS). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of FSP No EITF 03-6-1 was not material to the Company’s financial statements or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (FAS No. 142). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. The adoption of FAS 142-3 was not material to the Company’s financial statements or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 was not material to the Company’s financial statements or results of operations.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No 160 was not material to the Company’s financial statements or results of operations.

In December 2004, SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued and it was effective as of the beginning of the Groups 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values. The adoption of SFAS No. 123R was not material to the Company's financial statements or results of operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective August 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's  results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's results of operations or financial condition.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	July 31,
	2009	2008
Equipment	$1,502	$1,502
Less: Accumulated depreciation	(900)	(600)
Total	$602	$902

Property and equipment are recorded at cost and depreciated over a straight-line basis. The depreciation expense for the three months ended July 31, 2009 and the years ended April 30, 2009 was $75 and $300, respectively.

NOTE 5 – INTANGIBLE ASSETS - LICENSING AGREEMENT

Intangible asset consists of the following:
	July 31,
	2009	2008
IP Licensing Agreement	$1,500	$1,500
Less: Accumulated amortization	(900)	(600)
Total	$600	$900

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three months ended July 31, 2009 and the year ended April 30, 2009 was $75 and $300, respectively.

NOTE 6 – INTANGIBLE ASSETS - WEBSITE DEVELOPMENT

Intangible asset consists of the following:
	July 31,
	2009	2008
Website development	$15,000	$-
Less: Accumulated amortization	(1,000)	-
Total	$14,750	$-

Intangible assets consist of website development which are recorded at cost and amortized over a straight-line basis. The amortization expense for the period ended July 31, 2009 and the the year ended April 30,  2009 was $750 and $250, respectively.

NOTE 7 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations officer's compensation has been charged in the amount of $5,000 for the three months ended July 31, 2009 and 2008,
respectively.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

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

None of the warrant holders exercised their warrants; consequently, all of the warrants have been cancelled.

The Company paid no salary or rent. For financial statement purposes, officer’s compensation in the amounts of $5,000 and $1,000  and have been charged on the statements of operations; and a corresponding amount was credited as additional paid in capital for the three months ended July  31, 2009.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock.  The Company has not yet determined the preferences of the preferred stock.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

NOTE 9– ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

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

Short term funds amounting to $4,000  had been advanced by the CEO, Mr. Martin Schwartz, interest free, during the three month period ending July  31, 2009.  An additional $1,050 has been advanced by the officer in the fiscal period ending 2007.   As of the period ending July  31, 2009 Mr. Schwartz is owed $5,050.

NOTE 11– COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free. For financial statement purposes, rent expense has been charged $1,000 for the three  months period ended July 31, 2009.  Additional paid in capital has been credited for this  period, and from inception to date respectively for the rent expense.

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

As of July 31, 2009 we have not generated any revenues.   We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

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

On-going increases to development stage expenses are anticipated. As of  July 31,  2009, we had $1,206  in cash available to us.  We will need to raise additional funds for administrative, regulatory, and business development expenses required to continue our operations.    We do not have sufficient funds to continue to operate.

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

Liquidity and Capital Resources:

As of  July 31, 2009 the Company has cash available of $1,206.    The Company will need to raise substantial funds in order to execute its marketing plan.

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

We were incorporated on March 15, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $92,486.   Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

17.  Our Officer and Director Martin Schwartz's control of 89%  of the outstanding shares may prevent you from causing a change in the course of our operations and may affect the price of our common stock.

Martin Schwartz beneficially owns approximately 89% of our common stock. Accordingly, for as long as Mr. Schwartz continues to own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations. Therefore, regardless of the number of our common shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is limited.  This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

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

19.  Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

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

20.  We are currently deemed a shell company with nominal assets and operations and if we can not survive in this business we may need cease operations or pursue other business opportunities  .

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

Item 2.  Default on Senior Securities

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on September 10, 2009.

IVT SOFTWARE, INC.

By:	/s/ Martin Schwartz
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on  September 10,  2009.

Signature	Title	Date

/s/ Martin Schwartz	Chairman of the Board Chief Executive Officer , Chief Accounting Officer	September 10, 2009