Form 10-Q
period 2009-10-31
IVT SOFTWARE INC
filed 2009-12-07
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended:  October  31, 2009

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No   ¨

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ¨	Accelerated Filer ¨
Non-accelerated Filer ¨	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☒     No     ¨

IVT Software, Inc. had 13,409,167     shares of common stock outstanding at October  31, 2009.

Table of Contents

IVT Software, Inc.

PART 1

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

IVT Software, Inc
(A Development Stage Company)
Balance Sheets

	October 31,	April 30,
ASSETS	2009	2009
	(Unaudited)
Current Assets
Cash	$1,206	$1,168

Total Current Assets	1,206	1,168

Property & equipment, net of depreciation (Note 4)	527	677
IP licensing agreement, net of amortization (Note 5)	525	675
IP website development, net of amortization (Note 6)	13,250	14,750

Total Assets	$15,508	$17,270

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Officer's Loan (Note 10)	$6,550	$1,050
Accrued Expenses	1,500	3,500
Total Current Liabilities	8,050	4,550

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value,
authorized 10,000,000 shares, none issued & outstanding	-	-
Common stock, $0.0001 par value ,
authorized 200,000,000 shares; issued &
outstanding 13,419,167	1,341	1,341
Additional paid in capital	108,590	96,434
Accumulated Deficit During the Developmental Stage	(102,473)	(85,055)
Total Stockholders' Equity	7,458	12,720

Total Liabilities and Stockholders' Equity	$15,508	$17,270

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					March 15,
					2006
	Three Months Ended		Six Months Ended		(Inception) to
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,500	3,684	3,462	13,628	32,617
Officer's Compensation & Rent	6,000	6,500	12,000	12,500	66,000
Depreciation & Amortization	900	150	1,800	300	3,700
Total operating expenses	8,400	10,334	17,262	26,428	102,317

Interest expense	87	-	156	-	156

Loss from operations	(8,487)	(10,334)	(17,418)	(26,428)	(102,473)

Provision for Income Tax	-	-	-	-	-

NET LOSS	$(8,487)	$(10,334)	$(17,418)	$(26,428)	$(102,473)

LOSS PER COMMON SHARE
Basic and Diluted	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,419,167	12,919,167	13,419,167	12,919,167

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period March 15, 2006 (Inception) to October 31, 2009

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception March 15, 2006	-	$-	$-	$-	$-
Net income(loss) for period March 15, 2006
(inception) to April 30, 2006	-	-	-	-	-
Balance as of April 30, 2006	-	-	-	-	-

Common shares issued to
founder in May 2006	12,000,000	1,200	-	-	1,200
Officer's compensation credited to additional
paid in capital in April 2007	-	-	5,000	-	5,000
Rent credited to additional paid in capital
in April 2007	-	-	1,000	-	1,000
Net loss for the year ended April 30, 2007	-	-	-	(8,487)	(8,487)
Balance as of April 30, 2007	12,000,000	1,200	6,000	(8,487)	(1,287)

Common shares issued for cash
in private placement in Feb 2008	919,167	91	27,484	-	27,575
Officer's compensation credited to additional
paid in capital in April 2008	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Net loss for the year ended April 30, 2008	-	-	-	(33,155)	(33,155)
Balance as of April 30, 2008	12,919,167	1,291	57,484	(41,642)	17,133

Officer's compensation credited
to additional paid in capital	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Common stock issued for services rendered	500,000	50	14,950	-	15,000
Net loss for the year ended April 30, 2009	-	-	-	(43,413)	(43,413)
Balance as of April 30, 2009	13,419,167	1,341	96,434	(85,055)	12,720

Officer's compensation credited
to additional paid in capital	-	-	10,000	-	10,000
Rent credited to additional paid in capital	-	-	2,000	-	2,000
Imputed interest	-	-	156	-	156
Net loss for the six months ended October 31, 2009	-	-	-	(17,418)	(17,418)
Balance as of October 31, 2009	13,419,167	$1,341	$108,590	$(102,473)	$7,458

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			March 15,
			2006
	Six Months Ended		(Inception) to
	October 31,		October 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(17,418)	$(26,428)	$(102,473)
Officers compensation and rent
charged to paid in capital	12,000	12,500	66,000
Depreciation & Amortization	1,800	300	3,700
Imputed interest for officer loan	156	-	156
Changes in assets and liabilities
(Increase)Decrease in accounts payable	(2,000)	-	1,500
Net cash used in operating activities	(5,462)	(13,628)	(31,117)

Cash flows from investing activities
Licensing agreement	-	-	(1,500)
IP website development	-	-	(15,000)
Property and equipment	-	-	(1,502)
Net cash used in investing activities	-	-	(18,002)

Cash flows from financing activities
Officer's loan	5,500	-	6,550
Issuance of shares for officer	-	-	1,200
Sale of common stock with warrants	-	-	27,575
Issuance of common stock for services rendered	-	-	15,000
Net cash provided by financing activities	5,500	-	50,325

Net increase (decrease ) in cash	38	(13,628)	1,206

Cash and cash equivalents, beginning of period	1,168	23,731	-

Cash and cash equivalents, end of period	$1,206	$10,103	$1,206

Supplemental disclosures:
Noncash investing and financing activities:
Issuance of shares for officer	$-	$-	$1,200
Officers compensation and rent
charged to paid in capital	$12,000	$12,500	$66,000
Issuance of common stock for services rendered
IP website development	$-	$-	$15,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

IVT Software, Inc.   (A Development Stage Company) was incorporated on March 15, 2006 under the laws of the State of Nevada.  The Company currently has no operations and in accordance with ASC915 (formerly SFAS #7) is considered red to be in the development stage.

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $102,473  from inception to October 31, 2009. Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

The Company has evaluated subsequent events through the date that the financial statements were issued, which was December 1, 2009, the date of the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2009.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Fiscal Year

The Company's fiscal year ends April 30.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for  "Fair Value Measurements codified within ASC 820", which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

• Level 1--inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.

• Level 2--inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of    the financial instruments.

• Level 3--inputs to the valuation methodology are observable and significant to the fair value.

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

Stock Based Compensation

Companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued a statement which expresses views of the staff regarding the interaction between the Standard for Shared Based Payment  and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.   The Revised Standard permits public companies to adopt its requirements using one of two methods.

According to the standards, Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods.   Effective January 1, 2006, the Company has fully adopted the provisions where  compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes”.   ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the financials statements due to its immaterial amount.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue and Cost Recognition

The Company has generated no revenues to date.  The Company plans to recognize revenue on arrangements in accordance with ASC 605 (formerly Securities and Exchange Commission Staff Accounting Bulletin No. 101, ) “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.   The Company will recognize revenues from the sale of its tutorial CD’s and for its tutorial course memberships after the sale has been made, payment has been received and the CD or access to the learning infrastructure has been delivered to the buyer.

Intellectual Properties

The Company has adopted the provisions of ASC 356-60 (formerly Emerging Issues Task Force 00-2), “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.  The Company incurred $15,000 in costs for research and development during fiscal 2009.  The Company launched its website in April 2009.  The asset is being amortized over a sixty month period.

Impairment of Long-Lived Assets
In accordance with ASC 350-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 144,) "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the years ended April 30, 2009 and 2008.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. This standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning July 1, 2009.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on results of operations and financial condition.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	October 31,	April 30,
	2009	2009
Equipment	$1,502	$1,502
Less: Accumulated depreciation	(975)	(825)
Total	$527	$677

Property and equipment are recorded at cost and depreciated over a straight-line basis. The depreciation expense for the three months ended October  31, 2009 and the years ended April 30, 2009 was $75 and $300, respectively.

NOTE 5 – INTANGIBLE ASSETS - LICENSING AGREEMENT

Intangible asset consists of the following:
	October 31,	April 30,
	2009	2009
IP Licensing Agreement	$1,500	$1,500
Less: Accumulated amortization	(975)	(825)
Total	$525	$675

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three months ended October  31, 2009 and the year ended April 30, 2009 was $75 and $300, respectively

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 6 – INTANGIBLE ASSETS - WEBSITE DEVELOPMENT

Intangible asset consists of the following:
	October 31,	April 30,
	2009	2009
Website development	$15,000	$15,000
Less: Accumulated amortization	(1,750)	(250)
Total	$13,250	$14,750

Intangible assets consist of website development which are recorded at cost and amortized over a straight-line basis. The amortization expense for the period ended October  31, 2009 and the the year ended April 30,  2009 was $750 and $250, respectively.

NOTE 7 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations officer's compensation has been charged in the amount of $10,000 for the six months ended October  31, 2009 and 2008,  respectively.   Additional Paid in Capital has been credited for the corresponding amount in each of the years, respectively.

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

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

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

The Company paid no salary or rent. For financial statement purposes officer compensation in the amount of $20,000 and rent in the amount of $4,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital during the year ended April 30, 2008. The corresponding amounts being credited to additional paid in capital.

Additionally,  for financial statement purposes officer compensation in the amount of $20,000 and rent in the amount of $4,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital during the year ended April 30, 2009.

On April 11, 2009 the Company issued 500,000 shares for services rendered, valued in lieu of cash valued at $15,000.

The Company paid no salary or rent. For financial statement purposes, officer’s compensation in the amounts of $5,000 and $10,000 and $1000  and $2,000 respectively, and have been charged on the statements of operations;  and a corresponding amount was credited as additional paid in capital  for the three and six months  ended October 31, 2009.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock.  The Company has not yet determined the preferences of the preferred stock.

NOTE 9– ACCOUNTING FOR WARRANTS AND DERIVATIVE INSTRUMENTS

Emerging Issues Task Force issue the standard “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” codified within ASC 815-40, requires freestanding contracts that are settled in a company's own stock to be designated as an equity instrument, asset or a liability. In accordance with the standard, the Company determined that the warrants issued in connection with the Common Shares sold to its shareholders should not be classified as a derivative liability due to the fact that the Registration Rights Agreement specifically states that in the event the SEC fails to declare the registration statement effective, the Company has no liability to the warrant holders and has no obligation to pay any penalties.  Furthermore, the Company evaluated the Class A and Class B Warrants and Class C Warrants to determine if the embedded conversion options were derivatives pursuant to SFAS 133 and related interpretations including the standard. The Company determined that the embedded conversion options are not derivatives because the company is not currently publicly traded and the underlying shares are not easily convertible to cash. Furthermore, the Class A warrants are exercisable @ $0.50 per share which is above the offering price of $0.03 for the common shares by a factor of 16.66 and the Class B Warrants are exercisable @ $1.00 which is above the offering price of the common shares by a factor of 33.33, and Class C Warrants are exercisable @$1.50 which is above the offering price of the common shares by a factor of 50.  The company therefore determined that the warrants have no intrinsic value.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Principal Officer of the Company, Martin Schwartz received 12,000,000 shares of common stock with a fair value of $1,200.

Short term funds amounting to $4,000  had been advanced by the CEO, Mr. Martin Schwartz, interest free, during the three month period ending July  31, 2009 and $1,500 was advanced during the three month period ending October 31, 2009.  An additional $1,050 has been advanced by the officer in the fiscal period ending 2007.   As of the period ending October 31,  2009 Mr. Schwartz is owed $6,550.  The company inputted $156 of loan interest for the six months ended October 31, 2009.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

NOTE 11– COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free. For financial statement purposes, rent expense has been charged $2,000 for the six  months period ended October  31, 2009.  Additional paid in capital has been credited for this  period, and from inception to date respectively for the rent expense.

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

As of October 31, 2009 we have not generated any revenues.   We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

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

On-going increases to development stage expenses are anticipated. As of  October 31,  2009, we had $1,206  in cash available to us.  We will need to raise additional funds for administrative, regulatory, and business development expenses required to continue our operations.    We do not have sufficient funds to continue to operate.

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

Liquidity and Capital Resources:

As of  October 31, 2009 the Company has cash available of $1,206.    The Company will need to raise substantial funds in order to execute its marketing plan.

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

We were incorporated on March 15, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $102,474.   Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 7, 2009.

IVT SOFTWARE, INC.

By:	/s/ Martin Schwartz
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on  November
Signature	Title	Date

/s/ Martin Schwartz	Chairman of the Board Chief Executive Officer , Chief Accounting Officer	December 7, 2009