Form 10-Q
period 2010-01-31
IVT SOFTWARE INC
filed 2010-03-08
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended:  January 31, 2010

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

IVT Software, Inc. had 13,419,167     shares of common stock outstanding at March 8, 2010

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

IVT Software, Inc
(A Development Stage Company)
Balance Sheets

	January 31,	April 30,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$606	$1,168

Total Current Assets	606	1,168

Property and equipment, net of depreciation	452	677
IP licensing agreement, net of amortization	450	675
IP website development, net of amortization	12,500	14,750

Total Assets	$14,008	$17,270

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Officer's loan	$7,550	$1,050
Accounts payable	1,850	3,500
Total Current Liabilities	9,400	4,550

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock $0.0001 par value,
authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, $0.0001 par value ,
authorized 200,000,000 shares; issued and outstanding
13,419,167 and 13,419,167, respectively	1,341	1,341
Additional paid in capital	114,691	96,434
Accumulated deficit during the developmental stage	(111,424)	(85,055)
Total Stockholders' Equity	4,608	12,720

Total Liabilities and Stockholders' Equity	$14,008	$17,270

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Operations
(Unaudited)
					For the Period
					March 15,
					2006
	Three Months Ended		Nine Months Ended		(Inception) to
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,950	7,176	5,412	13,303	34,567
Officer's compensation	5,000	5,000	15,000	15,000	60,000
Rent - related party	1,000	1,500	3,000	3,500	12,000
Depreciation and amortization	900	150	2,700	450	4,600
Total operating expenses	8,850	13,826	26,112	32,253	111,167

Interest expense	101	-	257	-	257

NET LOSS	$(8,951)	$(13,826)	$(26,369)	$(32,253)	$(111,424)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,419,167	12,919,167	13,419,167	12,919,167

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity
For the nine months ended January 31, 2010
(unaudited)

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of April 30, 2009	13,419,167	$1,341	$96,434	$(85,055)	$12,720
Officer's Compensation credited to additional
paid in capital in	-	-	15,000	-	15,000
Rent credited to Additional paid in capital	-	-	3,000	-	3,000
Imputed interest for office loan	-	-	257	-	257
Net Loss for the nine months ended January 31, 2010	-	-	-	(26,369)	(26,369)
Balance as of January 31, 2010	13,419,167	$1,341	$114,691	$(111,424)	$4,608

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			For the Period
			March 15,
			2006
	Nine Months Ended		(Inception) to
	January 31,		January 31,
	2010	2009	2010
Cash flows from operating activities
Net loss	$(26,369)	$(32,253)	$(111,424)
Officers compensation charged to paid in capital	15,000	15,000	60,000
Rent charged to paid in capital	3,000	3,500	12,000
Depreciation and amortization	2,700	450	4,600
Imputed interest for officer loan	257	-	257
Accounts payable	(1,650)	(7,500)	1,850
Net cash used in operating activities	(7,062)	(20,803)	(32,717)

Cash flows from investing activities
Licensing agreement	-	-	(1,500)
Property and equipment	-	-	(1,502)
Net cash used in investing activities	-	-	(3,002)

Cash flows from financing activities
Officer's Loan	6,500	-	7,550
Founder- Shares Issued for Cash	-	-	1,200
Sale of Common Stock With Warrants	-	-	27,575
Net cash provided by financing activities	6,500	-	36,325

Net increase (decrease) in cash	(562)	(20,803)	606

Cash and cash equivalents, beginning of period	1,168	23,731	-

Cash and cash equivalents, end of period	$606	$2,928	$606

Supplemental disclosures:
Noncash investing and financing activities:
Issuance of common stock for
IP website development	$-	$-	$15,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited  financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim  financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim  financial statements be read in conjunction with the Company’s most recent audited  financial statements and notes thereto as of April 30, 2009. Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

Recent Accounting Pronouncements

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $111,424 from inception March 15, 2006 to January 31, 2010.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

NOTE 3-  RELATED PARTY TRANSACTIONS

Short term funds amounting to $6,500 have been advanced by the CEO, Mr. Martin Schwartz, interest free, during the nine months ended January 31, 2010.  As of January 31, 2010 Mr. Schwartz is owed $7,500.  Interest is imputed on these loans at 5.50%

NOTE 4 – STOCKHOLDERS’ EQUITY

Additional paid in capital has been credited $15,000 for officer's compensation, and $3,000 for rent for the nine month periods ended January 31, 2010 and 2009 respectively.  The sum of $257 imputed interest was credited to additional paid in capital for the nine months ended January 31, 2010. No imputed interest was charged during the corresponding period ended January 31, 2009.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 8, 2010, the date that these financial statements were issued.

Item 2.  Management Discussion and Analysis:  Plan of Operations.

Plan of Operation

Overview

Since our inception on March 15, 2006 our activities have been devoted primarily to developing a business plan, acquiring a licensing agreement for our computer tutorials, developing and designing our website, and raising seed capital for initiating our website and costs involved with this offering.   Since our inception we implemented Phase 1 and Phase II of our website and launched our website April 1, 2009 which is located at  www.computertutorialcds.com   our domain location. Our website  operates as our virtual business card and portfolio for our company as well as our online "home." It  enables on line purchasing of the computer tutorials.  The Company also implemented the on line study course infrastructure which  enables a user to log on to our website and access the tutorials on line for a membership fee, and learn the tutorials at their own pace using our learning application infrastructure.

As of  January 31, 2010 we have not generated any revenues.   We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

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

On-going increases to development stage expenses are anticipated. As of  January 31, 2010  we had $606 in cash available to us.  We will need to raise additional funds for administrative, regulatory, and business development expenses required to continue our operations.    We do not have sufficient funds to continue to operate.

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

Liquidity and Capital Resources:

As of  January 31, 2010 the Company has cash available of $606.    The Company will need to raise substantial funds in order to execute its marketing plan.

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

Item 1A-  Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year ending April 30, 2009 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 3, 2010

IVT SOFTWARE, INC.

By:	/s/ Martin Schwartz
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on  November
Signature	Title	Date

/s/ Martin Schwartz	Chairman of the Board Chief Executive Officer , Chief Accounting Officer	March 8, 2010