Form 10-K
period 2010-04-30
IVT SOFTWARE INC
filed 2010-07-07
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

Commission File Number: 000-53437

IVT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

NEVADA	74-3177586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

196 North Crest Place
Lakewood, NJ 08701

(Address of principal executive offices, including zip code)

Tel:  732-901-7472

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $42,575
As of July 7, 2010 , the Registrant had outstanding 13,419,167 shares of Common Stock with a par value of $0.001 per share.

IVT SOFTWARE,  INC.

INDEX
		PAGE NO
PART I

ITEM 1	BUSINESS	3
ITEM 2	PROPERTIES	8
ITEM 3	LEGAL PROCEEDINGS	8
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS	8
ITEM 6	SELECTED FINANCIAL DATA	8
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	12
ITEM 9A(T)	CONTROLS AND PROCEDURES	12
ITEM 9B	OTHER INFORMATION	12

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS	13
ITEM 11	EXECUTIVE COMPENSATION	14
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	16
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,	15
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	15

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	15

SIGNATURES		15

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

We currently have 13,419,167 shares of Common Stock issued and outstanding.  No Preferred shares have been issued to date.   As of June 1, 2010, the Company has 36  shareholders.

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

As of April 30, 2010 we have not generated any revenues.   We will need to raise substantial funds   in order to launch a broad marketing campaign to attract clients for our services in order to become a viable business.

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

On-going increases to development stage expenses are anticipated. As of April 30, 2010, we had $286 in cash available to us.  We will need to raise additional funds for administrative, regulatory, and business development expenses required to continue our operations.    We do not have sufficient funds to continue to operate.

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

Results of Operations

For the period from inception on March 15, 2006, through April 30, 2010 we had no revenue. Expenses for the period ending April 30, 2010 were $49,483  vs $43,413 for 2009.   Aggregate loss from inception was $134,538.

Capital Resources and Liquidity.

As of April 30, 2010 the Company had available cash of $286.

Various funds had been advanced by the CEO, Mr. Martin Schwartz to the company.  As of April 30, 2010 and 2009 Mr Schwartz has advanced an aggregate of $9,550.  The advances are non-interest bearing.   Interest has been imputed on these advances at 4.25% and charged to additional paid-in capital. During fiscal 2010 and 2009, Mr. Schwartz loaned $8,500  and $1,050  to the Company.

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

ITEM 8.  FINANCIAL STATEMENTS

See Appended Financial Schedules and Notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On January 19, 2010, IVT Software, Inc. (the “Company”) was notified that the audit practice of Kempisty & Company Certified Public Accountants, P.C., the Company’s independent registered public accounting firm (“K&Co”), was combined with MaloneBailey, LLP (“MB”) effective as of January 1, 2010. On January 19, 2010, K&Co resigned as the independent registered public accounting firm of the Company and, with the approval of the Company’s Board of Directors, MB was engaged as the Company’s independent registered public accounting firm.

K&Co performed audit of the Company’s financial statements for the fiscal year ended April 30, 2009. K&Co’s report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended April 30, 2009 and April 30, 2008 and the subsequent interim period up through the January 19, 2010, there were no (i) disagreements between the Company and K&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused K&Co to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

As noted above, on January 19, 2010, the Company engaged the services of MB as the independent registered public accounting firm of the Company. During the fiscal years ended April 30, 2009 and 2008 and from April 30, 2009 through the engagement of MB as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted MB with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with K&Co, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended April  30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None

PART III

Directors Officers and Promoters:

The following table sets forth, as of  April 30, 2010  the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

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

Martin Schwartz is entitled to an annual base salary of $20,000 plus the annual sum of $4,000 for rent for providing the use of his Office to the Company.  This amounts to an aggregate sum of $24,000 for the fiscal year ended April 30, 2010 and 2009.     The following Summary Compensation Table sets forth the compensation for our executive officer for the past two years ended April 30, 2010.

Name & Principal Position	Year	Salary		Bonus	Restricted Stock Awards	Options	Payouts

Martin Schwartz	4-30-2010	$20,000	*	-0-	-0-	-0-	-0-
Martin Schwartz	4-30-2009	20,000		-0-	-0-	-0-	-0-
Henry Schwartz	-0-	-0-		-0-	-0-	-0-	-0-
Henry Schwartz	0	-0-		-0-	-0-	-0-	-0-

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

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 30, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Martin Schwartz	9,000,000	67%

Common Stock	Henry Schwartz	3,333	-
Common Stock	All executive officers and directors as a group	9,003,333	67%

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

ITEM 13.   Certain Relationships and Related Transactions

No entity or  person has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

Disclosure of Sec Position of Indemnification for Securities Act Liabilities

Our corporate Bylaws provide that directors and officers shall be indemnified by us to the fullest extent authorized by Nevada General Corporation  Law us  to  the  fullest  extent  authorized  by the Nevada General Corporation Law,  against  all  expenses  and  liabilities  reasonably incurred in connection with services  for  us  or  on  our  behalf.  The bylaws also authorize the board of directors to indemnify any other person who we have the power to indemnify under the Nevada General Corporation Law, and indemnification for such a person may be greater or different from that provided in the bylaws.

Insofar  as  indemnification  for  liabilities  arising under the Securities Act might be permitted to directors might  be  permitted  to  directors, officers or persons controlling our Company under  the provisions described above, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy  as  expressed  in  the  Securities  Act  and is therefore unenforceable.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

(a) Audit Fees. During the years ended April 30, 2010 and 2009 the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $8,049 and $8,000, respectively.

(b) Audit-Related Fees.  None
(c) Tax Fees.  None

ITEM 15. EXHIBITS

Exhibit 31-1
Exhibit 32-1

IVT SOFTWARE, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

APRIL 30, 2010

IVT SOFTWARE, INC
(A DEVELOPMENT STAGE COMPANY)
INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2-3

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	6

STATEMENTS OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
IVT Software, Inc.
(A development stage company) Lakewood, New Jersey

We have audited the accompanying balance sheet of IVT Software, Inc. (a development stage company) as of April 30, 2010 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from March 15, 2006 (inception) through April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period March 15, 2006 (inception) through April 30, 2009, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period March 15, 2006 (inception) through April 30, 2009, include total revenues and net loss of $0 and $85,055, respectively. Our opinion on the statements of operations, shareholders' equity (deficit), and cash flows for the period March 15, 2006 (inception) through April 30, 2010, insofar as it relates to amounts for prior periods through April 30, 2009, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IVT Software, Inc. (a development stage company) as of April 30, 2010 and the results of its operations and cash flows for the year then ended and for the period from March 15, 2006 (inception) through April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue and has incurred an accumulated loss of $134,538 since inception. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

/s/ MaloneBailey, LLP
New York, New York
www.malonebailey.com June 24, 2010

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

/s/ Kempisty & Company
Certified Public Accountants PC
New York, New York
May 27, 2009

IVT Software, Inc
(A Development Stage Company)
Balance Sheets

	April 30,
ASSETS	2010	2009

Current Assets
Cash and cash equivalents	$286	$1,168

Total Current Assets	286	1,168

Property & equipment, net of depreciation	377	677
IP licensing agreement, net of amortization	-	675
IP website development, net of amortization	-	14,750

Total Assets	$663	$17,270

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Officer's loan	$9,550	$1,050
Accounts payable	3,500	3,500
Total Current Liabilities	13,050	4,550

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock $0.0001 par value, authorized
10,000,000 shares, none issued & outstanding	-	-
Common stock, $0.0001 par value ,
authorized 200,000,000 shares; 13,419,167
shares issued & outstanding	1,341	1,341
Additional paid in capital	120,810	96,434
Accumulated deficit during the developmental stage	(134,538)	(85,055)
Total Stockholders' Equity (Deficit)	(12,387)	12,720

Total Liabilities and Stockholders' Equity (Deficit)	$663	$17,270

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Operations

			For the Period
			March 15,
			2006
	For the Year Ended		(Inception) to
	April 30,		April 30,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	13,382	22,563	51,537
Officer's compensation	20,000	20,000	65,000
Impairment	12,125	-	12,125
Depreciation and amortization	3,600	850	5,500
Interest expense	376	-	376
Total operating expenses	49,483	43,413	134,538

NET LOSS	$(49,483)	$(43,413)	$(134,538)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,419,167	12,950,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (Deficit)
For the period March 15, 2006 (Inception) to April 30, 2010

	Common Stock		Additional		Total
	$0.0001 Par Value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception March 15, 2006	-	$-	$-	$-	$-
Net income(loss) for period March 15, 2006
(inception) to April 30, 2006	-	-	-	-	-
Balance as of April 30, 2006	-	-	-	-	-

Common shares issued to
founder in May 2006	12,000,000	1,200	-	-	1,200
Officer's compensation credited to additional
paid in capital in April 2007	-	-	5,000	-	5,000
Rent credited to additional paid in capital
in April 2007	-	-	1,000	-	1,000
Net loss for the year ended April 30, 2007	-	-	-	(8,487)	(8,487)
Balance as of April 30, 2007	12,000,000	1,200	6,000	(8,487)	(1,287)

Common shares issued for cash
in private placement in Feb 2008	919,167	91	27,484	-	27,575
Officer's compensation credited to additional
paid in capital in April 2008	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Net loss for the year ended April 30, 2008	-	-	-	(33,155)	(33,155)
Balance as of April 30, 2008	12,919,167	1,291	57,484	(41,642)	17,133

Officer's compensation credited
to additional paid in capital	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Common stock issued for intangible assets	500,000	50	14,950	-	15,000
Net loss for the year ended April 30, 2009	-	-	-	(43,413)	(43,413)
Balance as of April 30, 2009	13,419,167	1,341	96,434	(85,055)	12,720

Officer's compensation credited
to additional paid in capital	-	-	20,000	-	20,000
Rent credited to additional paid in capital	-	-	4,000	-	4,000
Imputed interest for office loan	-	-	376	-	376
Net loss for the year ended April 30, 2010	-	-	-	(49,483)	(49,483)
Balance as of April 30, 2010	13,419,167	$1,341	$120,810	$(134,538)	$(12,387)

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			March 15,
			2006
	For the Year Ended		(Inception) to
	April 30,		April 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(49,483)	$(43,413)	$(134,538)
Officers compensation and rent
charged to paid in capital	24,000	24,000	78,000
Depreciation and amortization	3,600	850	5,500
Impairment of intangible assets	12,125	0	12,125
Imputed interest on officers' loan	376	-	376
(Increase)decrease in accrued expenses	-	(4,000)	3,500
Net cash used by operating activities	(9,382)	(22,563)	(35,037)

Cash flows from investing activities
Licensing agreement	-	-	(1,500)
Property and equipment	-	-	(1,502)
Net cash used by investing activities	-	-	(3,002)

Cash flows from financing activities
Officer's loan	8,500	-	9,550
Issuance of shares for officer	-	-	1,200
Sale of common stock with warrants	-	-	27,575
Net cash provided by financing activities	8,500	-	38,325

Net increase (decrease) in cash	(882)	(22,563)	286

Cash and cash equivalents, beginning of period	1,168	23,731	-

Cash and cash equivalents, end of period	$286	$1,168	$286

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

Supplemental disclosures:
Noncash investing and financing activities:
Issuance of common stock for
IP website development	$-	$15,000	$15,000

The accompanying notes are an integral part of these financial statements.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS

IVT Software, Inc. was incorporated on March 15, 2006 in Nevada.  The Company currently has no operations and in accordance with ASC 915 is considered to be in the development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had recurring net losses and a working capital deficit as of April 30, 2010 and 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing and shareholder loans.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Stock Based Compensation

Under ASC 718 (formerly SFAS No. 123(R)), the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the respective vesting periods of the option grant.

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes”.   ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the financial statements due to its immaterial amount.

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

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibles is reasonably assured.

Recent Accounting Pronouncements

The Company does not expect any recent account pronouncements to have a significant impact on its financial position or results of operations

Intellectual Properties

The Company has adopted the provisions of ASC 356-50 (formerly Emerging Issues Task Force 00-2), “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its websites as incurred.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	April 30,
	2010	2009
Equipment	$1,502	$1,502
Less: Accumulated depreciation	(1,125)	(825)
Total	$377	$677

Property and equipment are recorded at cost and depreciated over a straight-line basis over their estimated useful lives of 5 years. The depreciation expense for the years ended April 30, 2010 and 2009 was $300 and $300, respectively.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

NOTE 5 – INTANGIBLE ASSETS - LICENSING AGREEMENT

Intangible asset consists of the following:

	April 30,
	2010	2009
IP Licensing Agreement	$1,500	$1,500
Less: Impairment of asset	(375)
Less: Accumulated amortization	(1,125)	(825)
Total	$0	$675

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the years ended April 30, 2010 and 2009 was $300 and $300, respectively.

As of December 31, 2009, the Company evaluated the above licensing agreement for impairment in accordance with FASB ASC 360-10.  The Company determined that the discounted future cash flows expected to be generated from the licensing agreement were $0, and accordingly recorded an impairment loss of $375.

NOTE 6 – INTANGIBLE ASSETS - WEBSITE DEVELOPMENT

Intangible asset consists of the following:

	2010	2009
Website development	$15,000	$15,000
Less: Impairment of asset	(11,750)
Less: Accumulated amortization	(3,250)	(250)
Total	$0	$14,750

On April 11, 2009, the Company issued 500,000 shares for website development services valued at $15,000.

Intangible assets consist of website development which are recorded at cost and amortized over a straight line basis. The amortization expense for the years ended April 30, 2010 and 2009 was $3,000 and $250 respectively.

As of December 31, 2009, the Company evaluated the above website development costs for impairment in accordance with FASB ASC 360-10.  The Company determined that the discounted future cash flows expected to be generated from the website development costs were $0, and accordingly recorded an impairment loss of $11,750.

NOTE 7 – OFFICERS’ COMPENSATION

The officer has taken no actual compensation since inception. Officer's compensation has been charged $20,000 during the years ended April 30, 2010 and 2009 respectively and credited to additional paid in capital.

NOTE 8 – DUE TO SHAREHOLDER/OFFICER

Various funds had been advanced by the CEO, Mr. Martin Schwartz to the company.  As of April 30, 2010 and 2009, Mr. Schwartz has advanced an aggregate of $9,550.  The advances are non-interest bearing.   Interest has been imputed on these advances at 4.25% and charged to additional paid-in capital. During fiscal 2010 and 2009, Mr. Schwartz loaned $8,500 and $1,050 to the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its CEO rent free. The Company has charged $4,000 to paid-in capital for rent for the years ended April 30, 2010 and 2009.

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

NOTE 10 – INCOME TAXES

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2007	$8,487	2026
2008	33,155	2028
2009	43,413	2029
2010	49,483	2030

Total NOL	$134,538

The total deferred tax asset due to net operating losses was $26,931 and 18,712 at April 30, 2010 and 2009.   The Company has recorded a full valuation allowance for its deferred tax assets as of April 30, 2010 and 2009.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to April 30, 2010, our CEO, Mr. Martin Schwartz advanced $3,500 to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  July 7,   2010.

Extreme Home Staging, Inc.

By:	/s/ Martin Schwartz

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                      Title
/s/ Martin Schwartz       Chairman and Chief Executive Officer
Date:  July 7, 2010