Form 10-Q
period 2010-07-31
IVT SOFTWARE INC
filed 2010-09-13
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended:  July 31, 2010

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-53437

IVT Software, Inc.
(Exact name of registrant as specified in its charter)

Nevada	8299	74-3177586
State or Other Jurisdiction of Incorporation of Organization)	Primary Standard Industrial Code	(I.R.S. Employer Identification No.)

3840 South Water Street,
Pittsburgh Pa.  15203

(Address and Telephone Number of Registrants Principal Place of Business)

Tel:  412-884-3028
 (Issuer’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

196 North Crest Place
Lakewood, NJ 08701

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

IVT Software, Inc. had 13,419,167     shares of common stock outstanding at September 7, 2010

IVT SOFTWARE, INC.
(A Development Stage Company)
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 31,  2010

PART 1

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial statements of IVT Software, Inc. (A Development Stage Company) (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10K for the period ended April 30, 2010.

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

IVT Software, Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$236	$286

Total Current Assets	236	$286

Property & Equipment, Net of Depreciation	302	377

Total Assets	538	$663

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Officer's Loan	13,050	9,550
Accounts Payable	1,500	3,500

Total Current Liabilities	14,550	13,050

STOCKHOLDERS' DEFICIT
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding and 13,416,167 and 13,416,167 respectively	1,341	1,341
Additional paid in capital	126,985	120,810
Accumulated Deficit During the Developmental Stage	(142,338)	(134,538)

Total Stockholders' Deficit	$(14,012)	$(12,387)

Total Liabilities and Stockholders' Deficit	$538	$663

The accompanying notes are an integral part of these financial statements

IVT Software, Inc
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Accumulated from
	Three Month Ended	Three Month Ended	Inception (March 15, 2006)
	July 31, 2010	July 31, 2009	to July 31, 2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,550	2,962	54,087
Officers' compensation	5,000	5,000	70,000
Depreciation & Amortization	75	900	5,575
Impairment	-	-	12,125
Total operating expenses	7,625	8,862	141,787
Interest Expense	175	69	551

NET Loss	$(7,800)	$(8,931)	$(142,338)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,419,167	13,419,167

The accompanying notes are an integral part of these financial statements

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	Three Month Ended	Three Month Ended	Inception (March 15, 2006)
	July 31, 2010	July 31, 2009	to July 31, 2010

Cash flows from operating activities
Net Loss	$(7,800)	$(8,931)	$(142,338)
Adjustments to reconcile net loss to net cash used in
operating activities:
Officers compensation & rent charged to paid in capital	6,000	6,000	84,000
Depreciation & Amortization	75	900	5,575
Impairment of Intangible assets	-	-	12,125
Imputed interest on Officer Loan	175	69	551
(Increase) decrease in accounts payable	(2,000)	(2,000)	1,500
Net cash used in operating activities	$(3,550)	(3,962)	$(38,587)

Cash flows from investing activities
Licensing Agreement	-	-	(1,500)
Property & Equipment	-	-	(1,502)
Net cash used in investing activities	-	-	(3,002)

Cash flows from financing activities
Officer Loan	3,500	4,000	13,050
Issuance of Shares for Officer	-	-	1,200
Sale of Common Shares	-	-	27,575
Net cash provided by Financing Activities	$3,500	-	41,825

Net increase (decrease) in cash	50	38	236

Cash and cash equivalents, beginning of period	286	1,168	-

Cash and cash equivalents, end of period	$236	$1,206	236

Supplemental disclosures

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued for IP website development	$-	$-	$15,000

The accompanying notes are an integral part of these financial statements

IVT Software, Inc.

Notes to Financial Statements
July 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended April 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April  30,  2010

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

The Company’s activities to date have been supported by equity financing.  It has sustained loss of $142,338  from inception March 15, 2006  to July 31, 2010.   Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3-  RELATED PARTY TRANSACTIONS

Short term funds amounting to $3,500  have been advanced by the CEO, Mr. Martin Schwartz, interest free, during the three  months ended July 31, 2010.  As of July  31, 2010 Mr. Schwartz is owed $13,050.  Interest is imputed on these loans at 5.50%.  The loans are due on demand.

Officer compensation of $5,000 and rent related to office space provided by the CEO of $1,000 was charged to paid-in capital for the  three month ended July 31, 2010

NOTE 4 – SUBSEQUENT EVENTS

On August 11, 2010 the Company's CEO, Martin Schwartz sold 9,000,000 of his common shares to Deric Haddad, an unrelated party, resulting in a change of ownership and control.  On the same date, Deric Haddad replaced Martin Schwartz as CEO and sole director.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our inception on March 15, 2006 our activities have been devoted primarily to developing a business plan, acquiring a licensing agreement for our computer tutorials, developing and designing our website, and raising seed capital for initiating our website and costs involved with this offering.  We implemented our  Phase 1 and Phase II of our website and launched our website April 1, 2009 which is located at www.computertutorialcds.com  our domain location. Our website  operates as our virtual business card and portfolio for our company as well as our online "home." It  enables on line purchasing of the computer tutorials.  The Company also implemented the on line study course infrastructure which  enables a user to log on to our website and access the tutorials on line for a membership fee, and learn the tutorials at their own pace using our learning application infrastructure.

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

As of July 31, 2010  we have not generated any revenues to enable us to  launch a broad marketing campaign to attract clients for our services in order to become a viable business. Furthermore, we failed in our attempts to raise capital to enable us to advertise and become a viable business.   As of July 31, 2010, we had $236 in cash available to us.  We do not have sufficient funds to continue to operate and must either find an acquisition target or cease operations entirely.

During the month of July 2010, in an attempt to increase shareholder value,  management has initiate merger discussions with a  potential  merger candidate.     As of July 31, 2010 no agreements have been entered into.  Furthermore, there is no assurance that any agreement will be entered into,  or even if we enter into an agreement for an acquisition, that such company would be successful in generating revenues and increasing shareholder value.    See also Subsequent Events.

Results of Operations:

Revenues for the three month ended July 31, 2010 was 0 as compared to 0 for the three month ended July 31, 2009.

Operating  expenses for the three  months ending July 31, 2010 was $7,800 as compared to $8,981 for the three month ended July 31, 2009.  Net loss for the period ending July 31, 2010 was $7,625 as compared to $8,862 for the three month ended July 31, 2009.    Net Loss per Share was $0.00 for the three month ended July 31, 2010 and 2009 respectively.

Liquidity and Capital Resources:

As of  July 31, 2010 the Company had cash available of $236.   As stated,  we are currently in discussions with a potential  merger candidates in order to enhance shareholder value.  As of July 31, 2010 no agreements have been entered into.  Furthermore, there is no assurance that any agreement will be entered into,  or even if we enter into an agreement for an acquisition, that such company would be successful in generating revenues and increasing shareholder value.    See also Subsequent Events.
In the event the company is unable to find a suitable acquisition it will need to cease its operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

The Company’s CEO who is also the Sole Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer er does not relate to reporting periods after July 31, 2010.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  July 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results.

Item 1A-  Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year ending April 30, 2010 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.  Default on Senior Securities

None

Item 3.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a) Exhibit	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits Incorporated by Reference:

(b)  Reports on Form 8-K

8K Report	Filing Date	Disclosures
8K Report	8-12-2010	Entry into Material Definitive Agreement and Change of Ownership, Resignation of Martin Schwartz, Appointment of Deric Haddad as CEO.
8K Report	9-3-2010	Appointment of Officer
8K Report	9-7-2010	News Release, announcing the Company is in Merger Discussions with Haddad Wylie, Industries, LLC

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on September 13,  2010

IVT SOFTWARE, INC.

By:	/s/ Martin Schwartz
President and CEO as of Period ending July 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on  November
Signature	Title	Date

/s/ Martin Schwartz	Chairman of the Board Chief Executive Officer , Chief Accounting Officer	September 13, 2010