Form 10-Q
period 2010-10-31
IVT SOFTWARE INC
filed 2010-12-14
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended:  October  31, 2010

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ¨	Accelerated Filer ¨
Non-accelerated Filer ¨	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No     ¨

IVT Software, Inc. had 13,419,167     shares of common stock outstanding on December 12,  2010

FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 31, 2010

PART 1

ITEM 1: FINANCIAL STATEMENTS

IVT Software, Inc
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31,	April 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$161	$286

Total Current Assets	161	286

Other Assets
Property & Equipment	-	377

Total Assets	$161	$663

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Officer's Loan	$1,500	$9,550
Accounts Payable	1,500	3,500

Total Current Liabilities	$3,000	$13,050
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock $.0001 par value,
Authorized 10,000,000 shares, none issued
Common stock, $ .0001 par value ,
Authorized 200,000,000 shares Issued &
outstanding and 13,416,167 and 13,416,167 respectively	1,341	1,341
Additional paid in capital	141,035	120,810
Accumulated Deficit During the Developmental Stage	(145,215)	(134,538)

Total Stockholders' Equity	$(2,839)	$(12,387)

Total Liabilities and Stockholders' Equity	$161	$663

The accompanying notes are an integral part of these financial statements

IVT Software, Inc
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Accumulated from
	Three Months Quarter Ended		Six Month Ended	Six Month Ended	Inception ( March 15, 2006)
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	to 10/31/2010

REVENUES	$-	$-	$-	$-	$-

OPERATING ACTIVITIES

General and administrative	2,575	1,500	5,125	3,462	56,662
Officers' compensation & Rent	-	6,000	5,000	12,000	70,000
Depreciation & Amortization	-	900	75	1,800	5,575
Impairment	302	-	302	-	12,427
Total operating expenses	$2,877	$8,400	$10,502	$17,262	$144,664

Interest Expense	-	87	175	156	551

Loss from operations	(2,877)	(8,487)	(10,677)	(17,418)	(145,215)

Provision for Income Tax	-	-	-	-	-

NET Loss	$(2,877)	$(8,487)	$(10,677)	$(17,418)	$(145,215)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	13,419,167	13,419,167	13,419,167	13,419,167

The accompanying notes are an integral part of these financial statements

IVT Software, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	Six Month Ended	Six Month Ended	Inception ( March 15, 2006)
	October 31 2010	October 31 2009	to October 31, 2010

Cash flows from operating activities
Net Loss	$(10,677)	$(17,418)	$(145,215)
Officers compensation & rent charged to paid in capital	6,000	12,000	84,000
Depreciation & Amortization	75	1,800	5,575
Impairment of Intangible assets	302		12,427
Inputed interest for Officer Loan	14,225	156	14,601
(Increase) decrease in accrued Expenses	(2,000)	(2,000)	1,500
Net cash provided ( used) in operating activities	$7,925	$(5,462)	$(27,112)

Cash flows from investing activities
Licensing Agreement	-	-	(1,500)
Property & Equipment	-		(1,502)
Net cash used in investing activities	-	-	(3,002)

Cash flows from financing activities
Officer's Loan	(8,050)	5,500	1,500
Issuance of Shares for Officer	-	-	1,200
Sale of Common Shares	-	-	27,575
Net cash used in Financing Activities	$(8,050)	$-	$30,275

Net increase (decrease) in cash	(125)	38	161

Cash and cash equivalents, beginning of period	286	1,168	-

Cash and cash equivalents, end of period	$161	$1,206	$161

Supplemental Disclosures

Cash Paid for Interest	-	-	-
Cash Paid for Income Taxes	-	-	-
Non-Cash Investing and Financing Activities:	-	-	-
Common stock issued for IP website development	-	-	15,000

The accompanying notes are an integral part of these financial statements

IVT Software, Inc
(A Development Stage Company)
Notes to Financial Statements
October  31, 2010

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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred losses since inception and no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3- RELATED PARTY TRANSACTIONS

On August 11, 2010, $13,050 which the officer had advanced to the Company was forgiven and the amount was recorded as   additional paid in capital.    $1,500   has been advanced by , Mr. Martin Schwartz, interest free, during the three months ended October 31, 2010.  As of October 31, 2010 Mr. Schwartz is owed $1,500.   The loan is due on demand.

On August 11, 2010 the Company's former CEO, Martin Schwartz sold 10,133,335  of his common shares to Deric Haddad for $307,310, an unrelated party, resulting in a change of ownership and control. On the same date, Deric Haddad replaced Martin Schwartz as CEO and sole director.

NOTE 4 – SUBSEQUENT EVENTS

None

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

As of October 31, 2010  we have not generated any revenues to enable us to  launch a broad marketing campaign to attract clients for our services in order to become a viable business. Furthermore, we failed in our attempts to raise capital to enable us to advertise and become a viable business.   As of October 31, 2010, we had $161 in cash available to us.

On September 10, 2010 the Company announced that it is in merger discussions with Haddad Wylie, Industries, LLC, which company is currently undergoing audits in anticipation of the merger.  the Company believes that the audits will be completed before the end of the year 2010.   Deric Haddad, the CEO of the Company is also the CEO of Haddad Wylie Industries, Inc.

Results of Operations:

Revenues for the three month ended October 31, 2010 was 0 as compared to 0 for the three month ended October 31, 2009.

Operating  expenses for the three  months ending October 31, 2010 was $2,877  as compared to $8,487 for the three month ended October 31, 2009.  Net loss for the period ending October 31, 2010 was $2,877 as compared to $8,487 for the three month ended October 31, 2009.    Net Loss per Share was $0.00 for the three month ended October 31, 2010 and 2009 respectively.

Liquidity and Capital Resources:

As of  October 31, 2010 the Company had cash available of $161.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

The Company’s CEO has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2009 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer who is also the  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act due to the lack of segregation duties reliance on consultants involved in the accounting and reporting process.  This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after October 31, 2010.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  October 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on December 14, 2010

IVT SOFTWARE, INC.

/s/ Deric Haddad

Title	Date

Chairman of the Board Chief Executive Officer , Chief Accounting Officer	December 14, 2010