Form 10-K
period 2010-12-31
IVT SOFTWARE INC
filed 2011-04-15
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31,  2010

Commission File Number: 000-53437

IVT SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

NEVADA	74-3177586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3840 South Water St.
Pittsburgh, Pa. 15203

(Address of principal executive offices, including zip code)

Tel:  412-884-3028

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  oNo  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December  31, 2011 was $16,421,583

As of  April 15, 2011, the Registrant had outstanding 13,419,167 shares of Common Stock with a par value of $0.0001 per share.

IVT SOFTWARE, INC.

TABLE OF CONTENTS

		PAGE NO
PART I

ITEM 1	BUSINESS	3
ITEM 1A	RISK FACTORS	19
ITEM 2	DESCRIPTION OF PROPERTIES	19
ITEM 3	LEGAL PROCEEDINGS	19
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	20
ITEM 6	SELECTED FINANCIAL DATA	20
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24
ITEM 9A(T)	CONTROLS AND PROCEDURES	24
ITEM 9B	OTHER INFORMATION	25

PART III

ITEM 10	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	26
ITEM 11	EXECUTIVE COMPENSATION	28
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	30

SIGNATURES CERTIFICATIONS		31

Our Corporate History And Background

The Company was incorporated on March 15, 2006 as IVT Software, Inc. by Certificate of Incorporation issued pursuant to Nevada state law.  The Company was initially organized for the purpose of providing computer software education tutorials for which it had secured a licensing agreement.  The company was unsuccessful in raising funds to market the website to potential consumers.  Consequently it ceased its business.

On August 11, 2010 (“Closing Date”), IVT Software, Inc., Martin Schwartz, Cl Imaging, Corp. and ten shareholders (collectively, the “Sellers”) executed a Stock Purchase Agreement (the “Agreement”) with Deric Haddad, (the “Purchaser”), pursuant to which the Sellers, shareholders of the Company, sold an aggregate of 10,133,334 common shares which represents 75.5 % of the issued and outstanding shares of the Company, to the Purchaser. As a result of the Agreement, there was a change in control of the Company, and Deric Haddad acquired controlling interest of the Company from the Sellers. Deric Haddad obtained 75.5 % beneficial ownership interest in the Company.   Pursuant to the Agreement, effective as of the close of business on August 11, 2010 Martin Schwartz resigned from the Company’s Board of Directors and from his positions as Chief Executive Officer, President, and Chief Financial Officer respectively. In addition, Deric Haddad was appointed to the board of directors of the Company. Moreover, effective as of August 11, 2010 Deric Haddad became Chief Executive Officer and President of the Company, replacing Martin Schwartz as Chief Executive Officer, President and Chief Financial Officer of the Company.

On December 28, 2010 we entered into and closed an Agreement and Plan of Share Exchange with Haddad Wylie Industries, LLC, a Limited Liability company organized under the laws of the state of Pennsylvania, pursuant to which we acquired 100% of the issued and outstanding Membership Units of Haddad Wylie Industries, LLC in exchange for the issuance of 10,133,334 shares of our common stock, par value $0.0001. The 10,133,334 shares we issued to the membership holders of Haddad Wylie Industries, LLC constituted 75.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Agreement and Plan of Share Exchange and after giving effect to the Cancellation Agreement described below.   As a condition precedent to the consummation of the Agreement and Plan of Share Exchange , on December 28, 2010 we entered into a cancellation agreement, or the Cancellation Agreement, with Deric Haddad our controlling stockholder, whereby Deric Haddad agreed to the cancellation of 10,133,334 shares of our common stock owned by him.

The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Haddad Wylie Industries LLC  is considered the acquirer for accounting and financial reporting purposes.   As a result of the Exchange, Haddad Wylie Industries, LLC became a wholly-owned subsidiary of IVT Software, Inc.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Description Of Business

As a result of our acquisition of Haddad Wylie Industries, LLC we have adopted the business plan of Haddad Wylie Industries, LLC., our wholly owned subsidiary.     The Company plans to change its name to HWI Global, Inc. to better reflect the business of the Company.

Headquartered in Pittsburgh, PA, Haddad Wylie Industries, (“HWI) is a turnkey provider of cleanroom systems; designing, engineering, manufacturing, installing and servicing principal component systems for advanced cleanrooms.  HWI provides their customers with services to integrate the design, installation and preventive maintenance of cleanrooms, including architectural and engineering designs, installation, testing, certification, tool fit-up, and continuing on-site service and support. Its integrated approach enables customers to benefit from accelerated cleanroom design and installation, simplified project control, single-source performance certification and cost effective manufacturing processes.

HWI has developed an array of products and services that aid its clientele in reducing the risk of contamination by designing environments that create the ideal state for sterile production - that is, exposed surface materials and finishes which are easy to clean.

       Cleanrooms are critical to the following Industries:

•	Aviation/ Aerospace Industry

•	Biotechnology Industry

•	Medical Device Laboratories

•	Nanotechnology Industry

•	Pharmaceutical Manufacturing Facilities-cGMP Compliance

•	USP797 Cleanrooms

Process yields for each of these industries are highly dependent upon controlling contamination levels and other environmental variables. These variables include the number of particles, humidity, gasses, vibration, temperature and electro-magnetic fields. To be competitive, semiconductor manufacturers must meet stringent standards for cleanliness and environmental control in their fabrication facilities. We believe that our integrated solution allows us to effectively address the requirements of efficient cleanroom design and installation. We market our cleanrooms through a direct sales force to customers building new fabrication facilities or renovating existing facilities. The majority of our business comes from repeat sales to these customers.

About the Clean Room Industry:

What is a Cleanroom: Information, Specifications and ISO Standards

A cleanroom is defined as a work environment, most often used in the fields of industrial manufacturing or scientific research, in which there is a very low level of dust, airborne particulates, aerosols or vapors. Because achieving an absolutely pollutant-free clean room is nearly impossible, various organizations have standards to define environments by the presence of particles per cubic meter and specific particle sizes. These standards (ISO standards, for example) range anywhere from 293,000 particles per cubic meter greater then 5µm (micrometers) in size down to 10 particles per cubic meter between .1 and .2 µm. Typical air on the street in any city contains somewhere around 35,000,000 (35 million!) particles per cubic meter.

The Cleanroom Environment

Clean rooms can range from very small to very large. Depending on the needs of a manufacturer, an entire manufacturing facility can exist within a cleanroom.

To maintain the desired level of air purity, air entering the cleanroom from the outside must be heavily filtered to exclude contaminants, and air within the clean room is constantly circulated through high efficiency particulate air (HEPA) filters and ultra low penetration air (ULPA) filters.

Cleanroom staff must enter and exit the clean room environment through airlocks, and sometimes must even go through an air shower! As the human body is the number one producer of contaminants, they also must wear full protective equipment.

Depending on the level, or rating of the cleanroom (the level of cleanliness required for the job), there are various requirements. For example, a low level clean room may only require special clothing, however in a high level clean room, inside the clean room environment is designed to minimize the amount of pollutants in the area. From clothing, clean room glove and furniture right down to paper, pencils, mops and buckets.

HWI Current Operations:

About 50% of HWI’s current business is hospital renovations or new construction in respect to the USP 797 mandate; about 30% is turnkey modular clean room construction for non-hospital industries; about 15% is aseptic lamination for life science applications; and 5% is preventative maintenance contracts with select customers

Our primary trademarked product line is Bio-GardTM which is the PVC aseptic wall and ceiling system used in Life Science applications.  The Bio-GardTM product, or the PVC sheet, is also used as the surface material for our sterile pass-throughs and case work, all part of our custom Bio-GardTM line of accessories.  We also have the Bio-GardTM Neutral Quat 64, the EPA-registered disinfectant spray that is the recommended cleaning agent.

Our services include: consultation, design, engineering, and construction.  We also custom design and manufacture the accessories described above.

HWI’s primary geographic is the Northeastern and Southeaster regions of the United States.  To date, HWI has either executed or is currently contracted for projects in New York, New Jersey, Massachusetts, Rhode Island, Connecticut, Delaware, Pennsylvania, Ohio, West Virginia, North Carolina, Florida, Louisiana, Mississippi, Nebraska, Nevada, and California; as well as multiple projects in Puerto Rico and the United Arab Emirates.

Our primary industry markets are Healthcare, Pharmaceutical, Biotechnology, Semiconductor, Microelectronics, Medical Devices, Research and Laboratory.

HWI’s manufacturing entity consists of procuring raw materials from various commodity suppliers and designing and assembling the products into a “custom HWI product.”

Our complete operation has a strong reliance on third party manufactures, subs and vendors.  It is conceivable that without these vendors, HWI’s ability to provide our standard variety of products to our customers would not be possible.  Yet, all of the products, manufactures, subcontractors, and vendors that we utilize are by and large either commodity products or conventional service providers that are in large supply and exist nationwide.  Furthermore, these products and service providers exist because they are required for conventional or commodity-driven applications – we just happen to be applying these products and services to our specialized application (clean rooms).

For instance: We buy specially formulated PVC to create the Bio-GardTM product line; but that PVC can be manufactured by any plastic sheet extruder, and any hypothetical extruder would stay in business to extrude plastic sheet for a number of industries or applications outside of the clean room industry.

Another example:  When performing a design-build clean room project, we will need a Mechanical (HVAC) subcontractor to furnish and install the Air Handling System.  Without this sub, we would not be able to complete the project.  But because there are Mechanical/HVAC contractors in or around every city in the country, it is unlikely that we would ever be without this particular sub.  Moreover, these Mechanical subcontractors exist because they provide services to other commercial and residential applications outside of the clean room industry.  Therefore, it is highly unlikely (almost inconceivable) to think that the broader industry of Mechanical subcontractors would one day cease to exist.

These examples are consistent with all of our products and services.

HWI markets its products through direct contact with architects, engineers, general contractors, and end users.  We use conventional internet advertising (Google, Yahoo, etc.), and we strategically place keywords and phrases to direct traffic to our site from a broad range of industries and applications.  We also utilize construction data ports that list current and upcoming projects, and engage all relevant players to expand our brand and to get pre-approved for more bid opportunities.  We also use a service known as “ARCAT” which lists our products and services, as well as detailed CAD drawings (3D models known as “BIM”) that make our products known and available to architects around the nation.  Lastly, we conduct target research and execute mass mailers to all potential customers.

Our immediate plan for the future is to roll out a new sales and marketing campaign that demonstrates our abilities as a full-service provider, including consultation, pre-construction cost-assessment planning and feasibility studies, unstructured engineering and gap analysis reporting, as well as promoting and expanding our post-construction service and maintenance program.  The new message is a transition to a more versatile image as a “solution provider” as opposed to a contractor or builder.

Principal Products And Services:

HWI is a company that provides a specialty product and service to a variety of market sectors in technology-driven growth industries.  HWI manufactures proprietary products that are installed in high-profile facilities.  ; has existing backlog in other high-profile facilities.

Haddad-Wylie Industries, LLC (HWI) is qualified to provide the end user with high-quality, innovative clean room systems, with the primary purpose of maintaining cGMP, adhering to the recently published requirements of USP 797, and developing new products to raise the standards of the Life Science industries as well as other technology and industrial related sectors.

HWI will provide its customers with a direct link to OEM prices for custom designs, offering full-service (turnkey) engineering and consulting as well.  Our business principle is to centralize our services and to minimize the complications of standard design-build construction - to give the end user access to our vast network of professionals, products and expertise, while preserving the comfort level of having a single point of contact.

HWI is a provider  in Clean Room Design and Construction.    Our target market strategy is linked to the buyers and end users of the previously defined market segments.

Material Sales - to move product on a wide-scale we need to make sure that the product is accepted - that it meets the high standards of specifications - within the industry.  To achieve this, the first step is to get the product submitted and approved by the top Architectural/Design firms in the industry. There are a handful of firms who are primarily responsible for specifying the "acceptable manufacturers" in the industry, and we plan to submit our product packages to these firms demonstrating the flexible, innovative, and cost-effective nature of our material systems. We plan to provide them product samples, mock-ups, written specifications, technical data, and discs with CAD installation details to make it easy for them to implement our designs into their Bid Plans.

We are hopeful that it will result on  our products will be named as "acceptable" or "approved" within the text of Bid Specifications for large, high-end construction jobs, and we will receive "Requests for Quotations" (RFQs) from major contractors bidding these jobs. This will give us the opportunity to establish relationships with these contractors

In conjunction with establishing our product line with Architectural/Design firms and forming relationships with contractors, we will also approach the end users directly - that is, present our product line to the facility managers and in-house design engineers who can "sole spec" our material, or even buy it directly from us to save themselves from paying the mark-up of the contractors.

The final target strategy is that of distributors. There are a great number "Clean Room Product Distributors" throughout the nation, many of which we already have workable relationships with, and clearly we can empower these distributors and create even more volume for ourselves by penetrating their networks and market needs.

Distribution of Products & Services - to capitalize on sales opportunities which involve products and services we don’t manufacture or employ.  The same customer base that relies on us for our  Material Sales  segment (clean room wall system buyers) generally provide us with these opportunities – that is, the potential to sell additional products, such as clean room furnishings, ceiling systems, process equipment, and others.  The same "Clean Room Product Distributors" to whom we sell our materials generally supply us with a volume of product options for us to sell within our network. We generally provide the Distributors with our product to sell, and our objective is that we  become a distributor of the product lines they represent. The objective is to  expand our potential market within our own network of buyers and end users, and gain access to a network of buyers and end users that we would otherwise not have.

Design/Build Construction - incorporating the elements of the other two market segments by providing direct "turnkey" clean room design/build construction services to the end user, becoming the central source of the customer's clean room need for a particular project. Our primary targets will be the small start-up Life Science companies and the Engineering Departments of state and private Universities.

The most fundamental benefit of being a designer, manufacturer, supplier and installer for the Life Science and Healthcare industries is that it is a "specialty market." This allows us to provide bid pricing based on a specialized service with custom designs, which, of course, yields high margins. Unlike other technology driven industries (such as Semiconductor and Microelectronics), the Life Science and Healthcare industries are driven by discoveries and advancement or critical care and emergency needs, not mass production of units - mass production is a byproduct of its discoveries, but not the motivation of its success.

1.	Clean Room Products

Bio-Gard™ PVC Wall & Ceiling Systems – the system was designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The vacuum-formed system parts (the molds) were designed by HWI; they were produced by a third party, and the final vacuum-forming process is done by a third party.

Bio-Gard™ PVC Modular Wall System - The system was designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The vacuum-formed system parts (the molds) were designed by HWI; they were produced by a third party, and the final vacuum-forming process is done by a third party.  The aluminum extrusions were designed by HWI; they are manufactured by a third party.  The modular composite panels are assembled by a third party production facility.

Bio-Gard™ PVC Modular “Walk-on” Ceiling System - The system was designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The vacuum-formed system parts (the molds) were designed by HWI; they were produced by a third party, and the final vacuum-forming process is done by a third party.  The aluminum extrusions were designed by HWI; they are manufactured by a third party.  The modular composite panels are assembled by a third party production facility.

3” Foam Core Modular wall systems - This system is manufactured by a third party.

Bio-Gard™ PVC  Aseptic Wainscoting - The system was designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The vacuum-formed system parts (the molds) were designed by HWI; they were produced by a third party, and the final vacuum-forming process is done by a third party.

Aseptic high density polyethylene shelving - The product is manufactured by third party.  The system is cut to size and installed by HWI field technicians.

High-Pharma Flooring systems with Resinous floors - This system is completely outsourced to third party specialty subcontractors who furnish the material and install to completion

Seamless welded sheet vinyl flooring - This system is completely outsourced to third party specialty subcontractors who furnish the material and install to completion.

Heavy-duty Flush-LED Lighted ceiling grid - The grid profile (or die drawing) was designed by HWI.  The aluminum extrusion was designed by HWI.  The aluminum extrusions are manufactured by a third party.  The acrylic lens are designed by HWI.  The acrylic lens is extruded by a third party.  The LED lighting mechanisms are manufactured by a third party.  The assembly of the system is performed by HWI factory employees.

Stud-less demountable batten system - The system is manufactured by third party.  The system is cut to size and installed by HWI field technicians.

High-impact bumper rails with UHMW - The system is manufactured by third party.  The system is cut to size and installed by HWI field technicians.

2" or 6" radius system - The system was designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The vacuum-formed system parts (the molds) were designed by HWI; they were produced by a third party, and the final vacuum-forming process is done by a third party.

Bio-Gard™ interlocking pass-through - The system is designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The particle board internal structures are designed by HWI; they are produced by a third party.  The interlocking mechanisms are produced by a third party.  The final assembly of the system is performed by HWI factory employees.

Bio-Gard™ cart pass-through - The system is designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The particle board internal structures are designed by HWI; they are produced by a third party.  The interlocking mechanisms are produced by a third party.  The final assembly of the system is performed by HWI factory employees.

Bio-Gard™ custom casework - The system is designed by HWI.  The raw PVC material is extruded by a third party plastic production facility.  The particle board internal structures are designed by HWI; they are produced by a third party.  The final assembly of the system is performed by HWI factory employees

Bio-Gard™ Neutral Quat 64- One Step Germicidal Disinfectant - The product is manufactured by third party.  The product is trademarked and registered with the EPA by HWI.  The product is bottled, packaged and shipped by a third party.

 Continuous Particle Monitoring Systems - The system is manufactured by third party.  The system is installed by HWI field technicians.

 All clean room furnishings and accessories - These are a variety of clean room accessories (disposables, tables, carts, racks, dispensers, etc.) that manufactured by third parties.  The products are installed by HWI field technicians.

Clean Room Services

HWI offers all clean room products and services.  From consulting to design engineering to construction, HWI is the “One Stop Shop” for all clean room needs.

Clean Room Design/Engineering Services:

HWI’s ability to identify the most effective subject matter experts (SME) for a particular clean room design and engineering project is what distinguishes us within the design/build community.  We begin by familiarizing ourselves with your processes and facility, and we engineer the most cost-effective and “build-able” plan to meet your project objectives and deadlines.  We do so by tackling the “unstructured” engineering obstacles of your project.

HWI Global’s SmartRoomTM Process includes:

•	Space Programming, Building Code Analysis, Hazardous Gas Delivery & Exhaust Systems, Life Safety Assessments, and Property & Casualty Review & Acceptance

•	MEP design/engineering professionals with decades of clean room experience from industry leading firms

•	Integration and Validation of modular systems as well as tenant improvement retro-fits and capital improvements

•	HWI Global always performs the leading role as the “design and engineering provider”

•	HWI can design to any clean room classification and environmentally controlled specification required.

•	All designs are MEP approved and stamped by qualified, state approved engineers. State architectural drawings can be submitted by HWI or the client.

Clean Room Design-Build Construction:

HWI Global is a supplier  in design/build clean room construction, with an extensive list of high-profile clientele.  Our projects span seventeen states and two continents, as we have successfully managed projects in a multitude of industries.

HWI Global’s Construction Management team is made up of highly experienced clean room specialists with formal training in implementing HWI’s SmartRoomTM Process for project execution.

By incorporating our proprietary Project Office program, which requires daily stand-up meetings between our Operations Director, Project Coordinators and Site Managers, HWI is able to identify potential issues before they become problematic.  Through clear communication and a strict chain-of-command structure, we integrate resolutions seamlessly into our completion schedules.

All clean room projects are managed by HWI personnel and utilize local HWI approved MEP contractors or customer preferred vendors.

When projects utilize Bio-Gard™ wall laminate, all installation is completed by HWI's trained and certified technicians.  Upon construction completion, rooms are furnished with the basic clean room equipment: stainless steel table, clean room grade chair, stainless steel hands free sink, hands free hand dryer and gowning boxes.

Clean Room Certifications & Continuous Particle Monitoring:

Utilizing state of the art particle counting equipment, HWI certifies clean rooms that they design and build as well clean rooms that are already built and in operation.  Clean room  Certifications  are achieved through  Particle Monitoring Devices , and Continuous Particle Monitoring Systems  are an added feature that HWI provides that help its clients validate that their clean room is always within compliance and alleviates them from potential liabilities.

Cleanroom certification, essentially, involves checking the room for various parameters to ensure that it is built to a specific set of requirements. The room is also routinely retested to the same factors to ensure the standards have not changed.  On the other hand, clean room monitoring applies a broader approach. The monitoring of a clean room is done to ensure that:

•	The clean room parameters have not changed in any way. All aspects of the construction and supporting equipment are fully operational and performing at the same level as when the room was certified;

 •             The process in the room is in control at all times;

•	Individuals using the clean room always follow accepted procedures.

Cleanroom classification and class limits are established in ISO 14644-1.  However, specifications for testing and monitoring to prove continued compliance are covered in ISO 14644-2.  More specifically, ISO 14644-2 determines the type and frequency of testing required to conform to the standard.  Some tests are mandatory; others are optional.

In practical terms, demonstrations of compliance may be done more frequently than the maximum intervals specified in ISO 14644-2. The more often a show of compliance takes place, the smaller the loss of time and materials in the case of compliance failure.  But if a clean room does not meet its designated standard, this can create a problematic situation.  The quality of all products or processes performed in that area since the last demonstration of compliance will be suspect.

If a Constant Monitoring Plan is developed for airborne particles and air pressure differential, changes can be made to the schedule of the particle counting certification testing. The monitoring plan should be determined by a  risk assessment  (a service that HWI provides) based on the type of facility, possible causes of contamination and impact of corruption on the product or process performed in the facility.

Therefore, HWI has found a constant and growing revenue stream in Certifications and Continuous Particle Monitoring Systems inasmuch that its clientele is constantly regulated to validate and maintain the clean room’s operating standards.

Clean Room Preventative Maintenance Contracts

Whether it's a pharmaceutical, biotechnology or a semiconductor application, regular and proper HVAC preventive maintenance on clean rooms is absolutely critical.  This is why HWI offers quarterly, bi-annually, and yearly service contracts to all of its customers.  HWI will verify filter efficiency, HVAC maintenance; complete cleaning of the clean room, and certification.  In doing so, HWI has created an  ongoing residual revenue stream  of repeat business, the backbone of any growing company.

Preventive maintenance for clean rooms is a schedule of planned maintenance actions aimed at the prevention of breakdowns and failures. The primary goal of preventive maintenance in clean rooms is to prevent the failure of “the system” or the “clean envelope” before it actually occurs.  It is designed to preserve and enhance the reliability of the environment by replacing or maintaining certain components, before they actually fail or lead to contamination. Preventive maintenance activities include equipment checks, replacing of HEPA pre-filters, partial or complete overhauls of specified modules, and so on.  In addition, workers can record equipment deterioration so they know to replace or repair worn parts before they cause system failure.

Without preventive maintenance in clean rooms, costs for lost production due to an “out-of-compliance” shutdown will be incurred.  The long-term effects and cost comparisons usually favor preventive maintenance over performing maintenance actions only when the system fails.  The long-term benefits of preventive maintenance include:

•	Improved system reliability.

•	Decreased cost of replacement.

•	Decreased system downtime.

Depending on that application, one of several classes of clean rooms can be specified. This, in turn, will determine the amount of the room's needed filtration and air changes.  Since most clean rooms run 24 hours a day/ 7 days a week, typical maintenance tasks can be separated into two parts:

 Filter Maintenance and Equipment Maintenance.

Filter Maintenance is a key part of clean room support and critical to keep the room within specification.  The 24/7 operation of the room puts continuous flow through the filters, causing them to foul faster than equipment that runs on a time schedule. All clean rooms use  HEPA filters  for the final cleaning of the conditioned air into the space. These are usually preceded by high-density (magnehelic metered) bag (or box) filters, which are then preceded by pre-filters.  Because HEPA filters are expensive and time-consuming to replace, it's imperative to be diligent in the maintenance of the bag (or box) filters that protect them. Since the bag (or box) filters are somewhat expensive as well, it's also important to frequently replace the pre-filters that protect the bag (or box) filters.

A typical minimum filter replacement schedule for a clean room could be the following:

•	Pre-filters — Six times per year

•	Bag filters — One time per year

•	HEPA filters — Once every three years.

This schedule may need to be adjusted for any particular clean room, as a result of the percentage of outside air that's introduced into the system, as well as the geographic or physical location of the building.  Often, the frequency of changes is influenced by nearby construction, proximity to freeways, as well as fog or other climate-related conditions.

Equipment Maintenance on any non-redundant clean room equipment will usually require a planned shutdown. This allows a technician the time necessary to thoroughly inspect such things as the belts, sheaves, and bearings.  It's a good idea to keep a spare parts inventory on hand so replacement of a worn belt or contactor can be accomplished without a subsequent interruption to the operation of the room.  The frequency of this work is best scheduled with the pre-filter maintenance, but is often times dictated by the clean room's restrictions.

The key to providing maximum reliability with a minimum of shutdowns is a good preventive maintenance program.   The first year of a clean room maintenance contract will usually reveal the personality of a particular building in both filter and equipment frequencies.  Monitoring how dirty the pre-filters are during service, and the changes in pressure differential readings on the bag (or box) filter housings, will ultimately determine the actual frequency of the filter changes.

In addition, working closely with the occupants of the clean room, as well as the facilities personnel helps HWI to discover the needed frequency of the equipment maintenance, and it keeps HWI working closely with its growing customer base and opens the door to new opportunities.

Clean Room Turn-key Construction:

HWI provides a full “turnkey” service covering all facets of a clean room to ensure the successful completion of a project, from consultation to design/engineering to construction management, installation, certification and validation.  HWI’s turn-key customers receive all the above services for a fraction of the cost of outsourcing to numerous vendors/contractors.   HWI's turn-key package assures that a customer's clean room project is cost effective and time efficient.

HWI’s extensive experience, as either main contractor or subcontractor, ensures each project is completed uccessfully and professionally. Utilizing our own experienced team of specialist staff, we ensure your facility is implemented to time, budget and the highest quality.

Sources and availability of raw materials and the names of principal suppliers;

❖	PVC laminate sheet – provided by Spartech
❖	Modular Composite panels – provided by Starrco & Inplant
❖	Ceiling Grid- provided by Chicago Metallic, USG and Armstrong
❖	HEPA Filters – provided by Envirco, Flanders, and Camfil Farr
❖	Lights-provided by Graniger, Guth and Lithonia
❖	Clean Room Furniture – provided by Terra Universal, Metro, and Liberty Industries

Business Strategies:

By promoting its unique product and services to growing market sectors in demand, HWI aims to  increase revenue while also improving its gross margin, cash management and working capital.  We plan to increase our market presence and build on our core competitive strengths by continuing and/or implementing the following strategies:

1.	Focusing on target markets in Technology-driven sectors- we need to focus our offerings on small businesses, niche industries, and customers who are in need of a full-service provider.

2.
Build a relationship-oriented customer base - build long-term relationships with clients, not single-transaction deals with customers, becoming their  clean room department , not just a vendor. Make them understand the value of the relationship.

3.
Emphasize service and support – continuing to differentiate ourselves from the commodity-driven providers, establishing our business offering as a clear and viable alternative for our target markets, as opposed to the low-cost mindset of conventional supply chain management.

4.
Differentiate and fulfill the promise - we don't just market and sell service and support, we actually deliver as well, and making sure we have the knowledge-intensive business and service-intensive business we aim to have.

5.
Increase and Create Revenue Streams in Existing and New Locations – using the locations of existing design/build construction projects as the support platforms to further sales and marketing in those territories

6.
Penetrate New Markets with Expanded Product Offerings – growing HWI’s sales and marketing beyond Life Science, Health Science, Aviation/Aerospace and Nanotech/Micro-electronic into other industries such as Industrial and Solar applications.

7.
Strategic opportunities through acquisition roll-ups – due to the nature of the current economy, we believe there may be opportunities in the coming year for strategic mergers and acquisitions that will greatly enhance HWI’s position in the clean room marketplace.

8.
Strategic International Partnerships – capitalizing on existing relationships with U.S.-based firms with established international offices and clientele, HWI will attempt to form strategic partnerships to establish our international presence through those networks.

 Competition

HWI faces competition from various clean room suppliers ranging from small, private businesses to large established enterprises.  Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do.

We expect that the competition in the clean room market will be concentrated on the following aspects:

1.	Product quality. The enterprises that build a standard production administration system and get high precision equipment will win the competition in the future.
2.	Cost control. By improving production technology and yield, lowering production cost, the enterprises will gain an advantage in the competition.

3.	Customer service. What an enterprise provides to the customers should be not only the products, but also added value project, which will help the enterprise get returning customers and stable orders.

In respect to the Big Pharma Turnkey Design-Build Market, Air Energy System (AES) is our prime competitor.   They are basically a big mechanical engineering firm who does “large cleanroom construction projects” in the range of $5M to $10M.

Our Competitive Strengths

We believe that we will be able to effectively compete because we provide our customers with services to integrate the design, installation and preventive maintenance of cleanrooms, including architectural and engineering designs, installation, testing, certification, tool fit-up, and continuing on-site service and support.   Our integrated approach enables customers to benefit from accelerated cleanroom design and installation, simplified project control, single-source performance certification and cost effective manufacturing processes.

We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth in, the clean room market:

•
One-Stop-Shop:  We believe that the key to capturing and retaining customers is our intense focus on providing critical advice and feedback to clients during the design phase of new consumer products. We use an integrated approach to servicing customers, providing real-time design feedback during the design phase, which assures that customers can maintain their design vision while also having a stable and dependable designer for the products.

·	Strong R&D capabilities: We place a strong emphasis on R&D, particularly on technological innovation and the development of aseptic and energy efficient systems.

The dynamics of competition are different between the three market segments.

In the case of Material Sales for large construction projects, we find our toughest line of competition. There will normally be anywhere from three to five wall system types specified for a particular project.  It's up to the bidding subcontractors to determine which system they want to use for their bid, and it's normally based on the lowest price

Intellectual Property

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

a.	C3 Control System - Patent pending

b.	HWI Global – Registered ®

c.	HWI – Registered ®

d.	Bio-Gard – Trademarked TM

e.	C3 – Trademarked TM

f.	SmartRoom – Trademarked TM

g.	C3 SmartRoom – Trademarked TM

h.	SmartGrid – Trademarked TM

We have  two existing trademarks for "HWI" & "BIO-GARD".

We are currently in the process of filing trademarks for HWI's "C3 "Control System & "SmartRoom" or "C3 SmartRoom".

Trade Secrets:

We have several important, and in some cases proprietary, manufacturing capabilities and processes. These include specific capabilities in the various areas of lamination, aseptic welding, poly-bending, thermo-forming, extruding, air balancing, modulating controls, custom casework and accessories.

Research & Development:

i.
Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable, the extent to which the cost of such activities is borne directly by customers;

A.	Approximately 10% of our time and revenue was spent on R&D.

B.	We did not pass on the charges to our customers.

We have several applicable clean room products and accessories currently in the research, development and prototype phase that is either already in the marketplace or is being launched in 2011, most notable HWI’s array of BIO-GARDTM products which derived from HWI’s proprietary BIO-GARDTM Wall & Ceiling System.

HWI’s BIO-GARDTM Product Line includes:

•	BIO-GARDTM Modular “Walk-on” Ceiling System

•	BIO-GARDTM Material Pass-Through (custom sized)

•	BIO-GARDTM Cart Pass-Through (custom sized)

•	BIO-GARDTM Personal Pass-Through Airlocks (custom sized)

•	BIO-GARDTM Work-tables & Countertops (custom sized)

•	BIO-GARDTM Roll-able Checking Counters (custom sized)

•	BIO-GARDTM Printer Enclosures (custom sized)

We have several other product lines that we believe have viability in the marketplace, including:

HWI’s “Open Architecture” Laminar Flow Stations –  this is already becoming a major hit for HWI, as we are using it on every USP 797 Pharmacy Renovation we do.  It’s a very simple concept of eliminating the need for a Laminar Air Flow Work-bench (LAFW) – which is basically a big metal box in the middle of the room that harbors all sorts of contaminants.  With USP 797, those LAFWs need to be inside a classified clean room.  If you’re going to build a new clean room, you’re going to get a new clean room ceiling.  In that new ceiling, we construct what we call our “open architecture” sterile compounding station.  We mount a row of ULPA filters over a stainless steel worktable and create a much cleaner, flexible, spacious work station.  We end up pushing Class 10 air over the mixing area, exceeding the mandate, and the excess air spills into the rest of the room making a Class 10,000 room closer to Class 1,000.  And the best part: we save the customer about $10,000 because they don’t need to buy the LAFW (an obsolete technology), nor do they have to pay for the bi-annual certification that the LAFW requires.

This provides ultra-clean, aseptic, anti-microbial surfaces from the mid-wall to floor.  The modules have a self-formed cove which transitions smoothly into the floor.  They are extremely easy to clean, and will not harbor the growth of microorganisms.

 Target Markets/Applications:
•	Commercial Restrooms

•	Daycare Center Restrooms

HWI’s Heavy-Duty Rod-Hung Flush Grid Ceiling – a standard product used in the Semicon industry, utilized primarily for higher-class cleanroom environments (Class 1 to Class 100) where the filter coverage is so great that there are not enough available 2’ x 4’ spots for standard light modules. . .so the lights (ballasts, tombstones, wiring, and bulbs) are mounted inside of the main-runners of the ceiling grid.

This product gives us the opportunity to sell to the Semicon market; but it also provides a new application for the “panelized ceilings” of the Life Science industries.

Traditionally, panelized ceilings are used for Class 10,000 and 100,000 Pharmaceutical environments, where there are minimal filters and lights.  The 2’ x 4’ sections are cut out and mounted into the panelized ceiling module.

The HWI design allows us to construct a modified panelized ceiling, where we use the grid as the primary vertical support as well as the lighting raceways.  By installing the lights inside the grid, it leaves more available space in the ceiling for filters, and thus we can offer panelized ceilings for environments as clean as Class 1000.  We believe It opens up a  new opportunity for our customers.

This die (an aluminum extrusion) has already been manufactured.  This system is already installed at Duke University Hospital, University of Pittsburgh, Mount Sinai Medical Center (NYC), New York Women’s Presbyterian Hospital.

HWI’s Traditional Panelized Ceiling – we have designed our own model of the traditional panelized ceiling, which we will use for those pharmaceutical and biotech customers who choose to stay with traditional designs.

HWI’s Aseptic Laminate Ceiling – with the acquisition of the “Bio-Gard” line, we have a 2” radius laminate system that’s designed to go from floor to wall to ceiling to create a monolithic finish.  This product is already installed at several high-profile pharmaceutical manufacturing facilities, including AstraZeneca, Eli Lilly, and Patheon.

HWI’s Demount-able Temporary Isolation Walls – this is a modification of our existing patented modular wall system for clean rooms.  The primary change we’re working on is coming up with a cost-effective material to incorporate into the component framework – i.e., an FRP skin with foam core – something in expensive.

Target Applications:

•
Partition Walls for Contractors – this product is ideal for ICRA (Infection Control Risk Assessment) requirements during hospital construction.  As is stands, the majority of hospital expansions are designated ICRA Level 3 or 4 (the higher the level, the more critical the requirement).  The contractors need to partition off the expansion area from the existing hospital to control contaminants and particulates.  In many cases, it requires building complete finished drywall partitions.  During construction and de-construction of the drywall, additional partitions (visqueen) need to be installed to partition the construction/de-construction of the partitions.  When all is said and done, the drywall partitions are thrown away.  With the HWI system, the contractor buys a non-shedding, easy-to-install modular wall system.  It goes up faster, it comes down faster, it’s naturally cleaner and doesn’t require additional visqueen partitions. . .and best all, it’s re-usable!  The contractor can de-mount the partitions and re-construct them in another location, or they can store them away for future jobs.  Furthermore, because it’s a “modular” system, the product amortizes in 7 years and can be depreciated and deducted as a loss come tax time, whereas drywall construction is considered permanent and takes 30 years to amortize.

•	Abatement Contractors – any contractors dealing with any type of hazardous construction who need to partition areas for demolition or expansion.

•	Life Science Contractors – we are currently preparing to use this product for the partitions for the Bristol Myers Squibb project in Puerto Rico. . .so it’s also ideal for our core market applications

HWI’s High Impact Bumper Rail System (UHMW) – we created this new product line in the winter of 2005, and the prototype was installed at Chiron Corporation (now Novartis) in February 2006.

Target applications:  any industrial or technology-based customer that needs a clean-able, high-impact bumper rail system.

Government Regulations

a.	As a “provider” we are not subject to Federal Government approval, but many of our customers are;

a.
Such as our Pharmaceutical, Biotech and Medical Device customers are regulated by the FDA – so although we are not regulated by the FDA, we design and build to FDA standards and within the stated regulations

NIOSH (National Institute for Occupational Safety and Health)

One of the most critically regulated areas of HWI’s core business is in relationship to the National Institute for Occupational Safety and Health (or NIOSH) - the United States federal agency responsible for conducting research and making recommendations for the prevention of work-related injury and illness - and its guidelines in respect to Chemo compounding.  Almost every USP 797 Pharmacy renovation HWI designs and builds requires the inclusion of a “Bio-Safety Cabinet” (BSC) and a dedicated exhaust system that is constructed to meet NIOSH standards.

In 2007, the “National Institute for Occupational Safety and Health (NIOSH) Alert: Preventing Occupational Exposure to Antineoplastic and Other Hazardous Drugs in Health Care Settings ” was published in conjunction with the latest revisions of USP 797.

This document is applicable to all hospitals and other healthcare institutions, patient treatment clinics, pharmacies, physicians’ practice facilities, and other locations and facilities in which “hazardous” compounded sterile preparations (HD/CSPs) are prepared, stored, and transported.

Compounding sterile chemotherapy and other hazardous drug (HD) doses can represent an occupational hazard for staff working in the oncology setting.  Exposure to HDs has been shown to produce negative health effects in workers, ranging from acute symptoms such as hair loss as well as long-term reproductive effects.  Many of these drugs are known human carcinogens, and the potential for developing cancer is a calculated risk.

Worker contamination with HD was first reported in 1979.  This report prompted development of numerous guidelines for improved handling of these drugs.  Continued research in this area, using more sensitive and specific assays, has shown that HD contamination is found in all work settings.  Continued contamination prompted NIOSH to address the issue.

Part of the Centers for Disease Control and Prevention (CDC), NIOSH is the main federal agency for conducting research in occupational safety and health matters.  In 2000, NIOSH assembled a group of stakeholders to examine the issue of HD contamination in the health care workplace. This Working Group developed the NIOSH Alert on Hazardous Drugs, which documents the significance of the problem and includes suggested remedies. It is important to note that the Alert presents research demonstrating that a work environment with surfaces contaminated with hazardous drugs can result in the uptake of these drugs into workers and others in the environment.

The Occupational Safety and Health Act, signed by President Richard M. Nixon, on December 29, 1970, created both NIOSH and the Occupational Safety and Health Administration (OSHA).  NIOSH was established to help ensure safe and healthful working conditions by providing research, information, education, and training in the field of occupational safety and health. NIOSH provides national and world leadership to prevent work-related illness, injury, disability, and death by gathering information, conducting scientific research, and translating the knowledge gained into products and services.

Unlike OSHA, NIOSH is not a regulatory agency. It does not issue safety and health standards that are enforceable under US law. Rather, NIOSH's authority under the Occupational Safety and Health Act is to develop recommendations for health and safety standards, to develop information on safe levels of exposure to toxic materials and harmful physical agents and substances, and to conduct research on new safety and health problems. NIOSH may also conduct on-site investigations (Health Hazard Evaluations) to determine the toxicity of materials used in workplaces and fund research by other agencies or private organizations through grants, contracts, and other arrangements.

USP797 Cleanrooms- Sterile Compounding for Hospital Pharmacies,

USP 797 is a chapter of the United States Pharmacopeia that was written after a long history of earlier attempts to improve patient safety had failed.  It was written to regulate pharmaceutical laboratories that produce and disseminate compounded sterile preparations (CSPs).  USP 797 covers a wide variety of topics including the training of compounding personnel, how sterile preparations are to be handled and stored, the design of facilities, and the establishment and maintenance of suitably clean environmental conditions for the production of CSPs.  USP 797 is unique among prior documents addressing these issues in that it was written to be an enforceable set of standards that can be adopted by state pharmacy regulating agencies as law.

According to USP 797, the standards outlined in the chapter apply to all facilities and personnel that prepare CSPs.  A CSP is defined as "Compounded biologics, diagnostics, drugs, nutrients, and radio-pharmaceuticals... that must be sterile when they are administered to patients," and "Manufactured sterile products that are either prepared strictly according to the instructions appearing in manufacturers' approved labeling... or prepared differently than published in such labeling." 1  This definition means that USP 797 applies to a wide variety of medical facilities that regularly produce injections, inhalants, baths, soaks, drops and ointments. In the case of large hospitals with multiple pharmacies and drug preparation areas, USP 797 can apply to multiple areas within a single medical facility. It is very important to note that whether or not USP 797 applies to a given facility is not determined by the facility's size or the number of patients it serves. The applicability of USP 797 is strictly determined by the nature of what a facility is preparing. Any facility that prepares CSPs as defined by USP 797 is subject to the standards and practices it delineates.

The designation of USP 797 as regulatory law enforceable by the FDA and its adoption as part of the accreditation standards for pharmacies in an increasing number of states has placed extensive pressure on medical facilities and organizations to meet or exceed the standards it outlines. Doing this requires a long-term commitment to regular environmental monitoring, development of expertise, and an ability to efficiently deploy resources in the pharmaceutical laboratory where they will have the greatest effect.

i.	References:

1.	The United States Pharmacopeial Convention. <797> Pharmaceutical Compounding - Sterile Preparations. National Formulary. 2008, p. 1-61.

ISO Certification

Within the medical device or pharmaceutical industries or in hospital pharmacies, government regulations require all controlled environments to be tested and certified per ISO 14644 from the International Organization for Standardization (usually called the ISO).

We are regulated by the FDA who issues Guidelines on Cleanroom and work station requirements controlled environment.

The  Joint Commission on Accreditation of Healthcare Organizations(JCAHO) has endorsed the USP797 regulation to prevent harm and fatality to patients that could result from microbial contamination through pharmaceutical products . This regulation affects many large hospital pharmacies and satellite pharmacies and is designed to protect not only patients but also the staff of the pharmacy.

USP Chapter 797 was released to the public in 2004 and has classified Sterile Compounding into 3 risk groups: Low, Medium and High Risk. For each risk level, the Chapter establishes staff responsibilities and training, quality control processes, competence assessment, environmental quality and control, and quality assurance program requirements.

USP 797 has been adopted by several states and is currently under review by many others. States have the option to adopt 797 verbatim or to edit the standards into pharmacy regulations (Missouri and Texas have sterile compounding regulations, New Jersey’s requires that the buffer zone be ISO 6 / Class 1,000). Additionally, the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) is enforcing USP Chapter 797 within their standards. The JCAHO may require stricter compliance to 797 than the state Board of Pharmacy.

USP Chapter 797, as it applies to cleanrooms (Buffer Zones), is general in nature but refers to the International Standards Organization, ISO-14644 standard for cleanrooms. All Sterile compounding is to be performed in an ISO 5 (class 100) environment that is surrounded by an ISO 8 (Class 100,000) Buffer Zone (cleanroom), ISO 7 (Class 10,000) in 2006. A barrier isolator does not have to be contained in an ISO-rated space unless recommended by the manufacturer.

A “Buffer Zone” in the simplest form, is an environment that separates the compounding room from the surrounding ambient (unrated) area and is to be constructed from low-particle-generating materials that can withstand continuous cleaning. ISO standards require that the buffer zone be maintained under positive pressure and that airborne particles be limited in compliance with ISO 8 requirements. ISO 7 (Class 10,000) will be required in 2006.

ISO 14644-1 Cleanroom Classifications

The ISO 14644-1 clean room standard was adopted in 1999 as an American National Standard for cleanroom environments. The ISO standard specifies the quantity of airborne particles by a decimal logarithm sized at .1 µm or larger per cubic meter of air. Translated into English, that means an ISO class 4 clean room allows 104 or 10,000 particles per cubic meter. Below is the table showing the ISO standard classifications for clean rooms.

Class	maximum particles/mі
	≥0.1 µm	≥0.2 µm	≥0.3 µm	≥0.5 µm	≥1 µm	≥5 µm
ISO 1	10	2
ISO 2	100	24	10	4
ISO 3	1,000	237	102	35	8
ISO 4	10,000	2,370	1,020	352	83
ISO 5	100,000	23,700	10,200	3,520	832	29
ISO 6	1,000,000	237,000	102,000	35,200	8,320	293
ISO 7				352,000	83,200	2,930
ISO 8				3,520,000	832,000	29,300
ISO 9				35,200,000	8,320,000	293,000

Since the inception of our subsidiary In 2004, Haddad-Wylie Industries, LLC, (HWI)  has been providing  products with higher aseptic detail for the life science industry. From big pharmaceutical manufacturing facilities to the growing list of bio-tech upstarts to the compounding suites in community hospitals in accordance with USP 797, HWI has developed a volume of products and services that help its clientele reduce the risk of contamination by designing environments that create the ideal state for sterile preparations - that is, exposed surface materials and finishes which are easy to clean.

Today, HWI is capable of design-building turn-key aseptic clean room environments.  Meeting any Classifications, creating higher standards, and completing projects ahead of schedule is HWI's guarantee.

Item 1a:   Risk Factors

ITEM 2. DESCRIPTION OF PROPERTY

We lease 2,600 square feet of office space at Rivertech Office Works located on South Water Street Pittsburgh  Pennsylvania . Pursuant to lease agreement, dated July 2008, we are required to make  monthly lease payments of $4,705, on or before the 10 th  of each month through October of 2013. From November 2013 through October 2018, monthly payments are $4,922. The term of our lease is 10 years starting 1 October 1st  2010 and ending October 1st  2018.

Our property is double unit two story office complex including 8 private offices , conference room , kitchen and common areas.

We lease 4,700 square feet of warehouse space from M S Associates located in West Elizabeth Pennsylvania. Pursuant to lease agreement dated May 2010, we are required to make monthly lease payments of 1,600.00, on or before the 1 st  of each month. Term of our lease is 5 years starting date May 1 st  2010 and ending April 30,2015.

Our warehouse property is a two story warehouse space that also includes 2 offices and houses our mock Cleanroom , staging and storage area.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2010 the shareholders of the Company authorized an amendment to the  Articles of Incorporation to increase the authorized common  stock par value $0.0001 to 400,000,000 shares and increase the authorized “blank Check”  preferred shares to 100,000,000.  The Amendment was approved by the holders of  75.5% of the issued and outstanding shares of the Corporation’s voting capital stock.  On  December 28, 2010 the Corporation’s Board of Directors and shareholders holding 75.5% of the outstanding shares  approved a seven  for one  (7:1 ) forward split of the Corporation’s common stock, par value $0.0001 per share. The forward split will be legally effective as of (20 days following the mailing of a Definitive Information Statement to the shareholders of record and following FINRA approval.  On On  December 28, 2010 The Board of Directors and a majority of the shareholders voted to establish the 2010 Equity Incentive Plan under which it reserved an aggregate of 10,000,000 shares for issuance to directors, officers, employees and consultants.  The Board of Directors also voted to change the name of the Company to “HWI Global, Inc.”  All of the foregoing actions will be legally effective approximately twenty (20) days following the filing of a Definitive Information Statement with the Commission or such later date as approved by FINRA.

Once FINRA has approved the corporate actions effectuating the forward stock split and name change,  FINRA will issue a new symbol under which the Corporation’s common stock will be traded. A new CUSIP number will be issued for the Corporation’s new common stock  to distinguish stock certificates issued after the effective date of the forward stock split.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB).  The table below sets forth the high and low prices for the Company’s Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended          Low price/High price

December 31, 2010	$5.00	$5.75
September 30, 2010	$5.65	$6.00
June 30, 2010	$0.25	$0.25
March 31, 2010	$0.25	$0.25
December 31, 2009	$0.25	$0.25
September 30, 2009	$0.25	$0.25
June 30, 2009	$0.25	$0.25
March 31, 2009	$0.25	$0.25

Number of Shareholders

As of December 31, 2010, a total of 13,419,167 of the Company’s common stock (shares) are outstanding and held by approximately 66 shareholders of record. Of this amount, 3,285,333 shares are unrestricted, 10,133,334  shares are restricted securities.  Restricted  shares may only be sold in accordance with Rule 144.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATION

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report.

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

•
actual or anticipated fluctuations in our quarterly and annual operating results;
•
actual or anticipated product constraints;
•
decreased demand resulting from changes in laws;
•
product and services announcements by us or our competitors;
•
loss of any of our key executives;
•
regulatory announcements, proceedings or changes;
•
competitive product developments;
•
intellectual property and legal developments;
•
any business combination we may propose or complete;
•
any financing transactions we may propose or complete; or
•
broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Background

On  December 28, 2010  the Acquisition of Haddad Wylie Industries, Inc.  (HWI) was completed, and the business of  HWI. was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of HWI, and excludes the prior operations of IVT Software, Inc.

Haddad-Wylie Industries (HWI) is a turnkey provider of cleanroom systems; designing, engineering, manufacturing, installing and servicing principal component systems for advanced cleanrooms.  HWI provides their customers with services to integrate the design, installation and preventive maintenance of cleanrooms, including architectural and engineering designs, installation, testing, certification, tool fit-up, and continuing on-site service and support. Its integrated approach enables customers to benefit from accelerated cleanroom design and installation, simplified project control, single-source performance certification and cost effective manufacturing processes.

PLAN OF OPERATIONS

In developing an effective business plan for the immediate future, HWI plans to first direct its focus on the existing business it has attained and to preserve the body of high-profile clientele it has developed.  To do so, HWI plans to continue to implement the structure and procedures and techniques it has already successfully put into action.

 1    The Initial Growth Plan-2011

During the next 12 months, HWI’s existing infrastructure and staff plans to restructure its efforts to grow the Company’s Sales & Marketing divisions to increase its revenue base.   Additionally, by raising growth capital, HWI plans to expand its business platform by growing its infrastructure through  strategic hiring and creating a new international presence . HWI is currently in discussion with a funding source to secure a $1,000,000 funding commitment, upon executing the reverse acquisition.   In accordance with the proposed funding plan,   funds are to be released in tranches of $250,000 every 3 months throughout 2011.    Although HWI is in advanced discussion with the funding source, no funding commitment has yet been entered into as of the date of this 8K report.

The purpose of the proposed funding is to allow HWI a plan of implementing capital incrementally into the payroll and overhead structure throughout the year which will enable HWI to strategically hire the right clean room professionals, particularly in the area of Business Development, who will bring with them a network of relationships and opportunities that has the potential to greatly increase HWI’s revenue stream.  HWI is already in discussions with a few key individuals to fill this role.

The next area of growth capital allocation will be dedicated to establishing an international presence as a turnkey design-build clean room firm.  Our first geographical target will be the Middle Eastern Nations of the United Arab Emirates (UAE) and the Kingdom of Saudi Arabia (KSA). Our current relationship with the Cleveland Clinic, who manages the operations at the Sheikh Khalifa Medical City in Abu Dhabi, has opened up an opportunity for HWI to be the design-build construction manager for a project beginning in Q1-11.  Through one of our strategic partners is the United States, an international technology driven design engineering firm, HWI is currently negotiating an arrangement to establish a basis of operation from their existing offices in Dubai and Abu Dhabi.  If the negotiations are successful, HWI has the potential to become a recognizable clean room design-build specialist in one of the world’s fastest growing economies and centers of technological innovation.

By strategically using these initial funds for  hiring the most astute professionals we are able to recruit  in this specialized industry, and by situating ourselves in a new, premiere marketplace that currently lacks the specialized resources which we offer,  HWI plans to capitalize both domestically and internationally with a relatively small amount of funding.  We anticipate that this will position HWI for the next round of funding, which, by having successfully implemented the Initial Growth Capital Expansion Plan in 2011, should yield far more value for our equity.

2.  The Next Stage of Growth-2012

As HWI implements and executes its Initial  Growth Capital Expansion Plan in 2011, we believe the Company will be poised for a broader business expansion that will include mergers, acquisitions, strategic expansion into viable territories and new market segments, as well as further development of our OEM product lines for world-wide distribution.

For instance, the top seven “Biotech Cluster Regions” are Boston (New England), Philadelphia/D.C., Raleigh-Durham, NC (Research Triangle Park), Northern California, Southern California, Seattle-Bellevue, Austin-San Marcos.  Thus, for its initial product launch, HWI, whose Home Office would remain in Pittsburgh, PA, would open four (4) satellite offices, each office having a Healthcare & Life Science division:

1.
Philadelphia, PA – to service the 5 counties adjacent to Philadelphia, with outreach to New York/New Jersey (home of some of the world’s largest pharmaceutical companies), the New England Region, and driving distance to Baltimore/D.C./Wilmington, a hotbed of growth and technology

2.
Cary, NC – to intensely focus on the booming Biotech community in Research Triangle Park, the expanding Biotech communities in Charlotte, Winston-Salem and Kannapolis, with outreach to Nashville, Atlanta and Palm Beach, FL.

3.
Northern California – to focus our marketing on the San Francisco, Oakland, San Jose triangle, with outreach to Sacramento, Modesto, Stockton, Livermore, Fresno, Napa Valley, Santa Rosa, South San Francisco, Redwood City, Marin County, and all the cities of the East Bay; this office would also have outreach to Seattle and Portland.

4.
Southern California – to focus our marketing on the Los Angeles, Orange County, San Diego stretch, with outreach to Ventura, Santa Barbara, Bakersfield, Las Vegas and Phoenix; this office would also have outreach to Denver and Albuquerque.

The HWI strategy is to expand our reach, our network, but to minimize our overhead.  The concept is to have a satellite office with a qualified, incentive-driven Regional Director who manages a small group (3 to 5) of incentive-driven sales technicians.  The role of the prototypical sales technician is to be well-versed enough to transform leads and contacts into relationships, which result in qualified bid opportunities.  Once a bid opportunity is determined, it is the role of the Home Office in Pittsburgh to provide the comprehensive design-build bid package, and to see the job through, from design to procurement to installation to sign-off.  This enables the sales technician to open as many doors as possible without being bogged down with the details and correspondence of design-build project.

In sum, HWI’s plan is to simply take a proven model that we have already accomplished with one small, local staff, and expanding its platform to reach across the nation, and, eventually, the world.

Results Of Operations

Comparison of Year Ended December 31,  2010 and December 31 , 2009

The following table sets forth key components of our results of operations during the Years ended December 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	For Year Ended December 31, 2010		For Year Ended December 31, 2009

		% of Sales		% of Sales
	Amount	Revenue	Amount	Revenue

Sales Revenue	$3,948,907	100%	$4,978,512	100%
Cost of Sales	2,769,281	70.13%	3,523,302	70.77%
Gross Profit	1,179,626	29.87%	1,455,210	29.23%

Operating Expenses	1,206,524	30.55%	1,549,363	31.12%
Operating Income (Loss)	(26,898)	(.686)	(94,153)	(0.019)

Other Income (Expenses)	(30,612)	(.775)	(15,589)	(.003)
Net Income (Loss)	(57,510)	(1.46)	(109,742)	(2.20)

Sales Revenue. Our sales revenue decreased $1,029,605 or 20.7% from 2009 to 2010.  This decrease was due, in part, to potential customers delaying projects that the company had bid due to the uncertainty of the economic conditions.  One customer in particular delayed four projects totaling $1,100,000 that were originally scheduled to be completed in 2010, but were not started until December, 2010 and were finished in 2011.

Cost of Sales. Our cost of sales decreased from 70.77% of sales in 2009 to 70.13% of sales in 2010.  This decrease is not a significant decrease.  The company was able to maintain the same cost of sales as a percent of sales and expects to be able to maintain approximately the same percentage in 2011.

Operating Expenses. Our operating expenses decreased $342,839 from 2009 to 2010.  A large portion of this decrease was a decrease in bad debt expense of $109,292, a decrease in marketing expense of $81,472, and a decrease in payroll of 126,492.   In 2009, operating expenses were 31.12% of sales and in 2010 were 30.55% of sales.  Although operating expenses decreased , their percent of sales remained approximately the same.

Other Income (Expense). Interest expense comprised all of the Other Expense.  Interest expense increased from $15,598 in 2009 to $30,612 in 2010 due to the balance of the line of credit outstanding of $500,000 for the entire year.

Liquidity And Capital Resources

As of December 31, 2010, HWI had cash in the amount of $71,161, a decrease of $116,436 from the $187,597 in cash at the end of 2009.

 The following table compares cash flow information for the years ended December 31, 2009 and December 31, 2010:

Year Ended	December 31, 2010	December 31,2009

Net Cash provided (used in) Operating Activities	(151,861)	64,213
Investing Activities	(8,575)	(12,454)
Financing Activities	44,000	107,291

Net cash provided by operating activities decreased $216,074 from 2009 to 2010 primarily as a result of a decrease in the liability “Billings in excess of costs and estimated earnings” of $255,671 and an increase in inventory of $89,791 both of which were partially offset by a decrease in contracts and other  receivables of $114,477.

Net cash used in investing activities was $8,575 in 2010 and $12,454 in 2009.  Both amounts were a result of purchases of fixed assets.

Net cash provided by financing activities decreased $63,291 from 2009 to 2010 as a result of an increase in notes payable of $119,058 offset by distribution to members of $75,058.

We intend to meet our cash requirements for the next 12 months through retained earnings and a combination of debt and equity financing.  Although we are in a discussion with funding sources for equity or debt financing, we currently do not have any definitive arrangements in place to complete any financings and there is no assurance that we will be successful in completing any private placement financings. Furthermore, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan which may adversely affect our revenue and earnings.

Purchase Of Significant Equipment

The Company does not plan any purchases of significant Equipment in the next 12 months.

Off-Balance Sheet Arrangements:

We do not currently have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Revenue and Cost Recognition

The Company recognizes revenues from fixed-price and modified fixed-price construction contracts using the percentage-of-completion method for financial statement and federal income tax purposes.  Under the percentage-of-completion method, recognition of earnings on contracts in progress is based on the ratio of cost incurred to date to total anticipated cost to be incurred on each contract.  That method is used because management considers total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.  Selling, general, and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

The asset “costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed.  The liability “billings in excess of costs and estimated earnings” represents revenues billed in excess of amounts earned.

Accounts Receivable

Accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year end.  Management closely monitors outstanding balances and will create reserves as appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See F-1 Addended

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2010 covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010,  and 2009 under the criteria set forth in the Internal Control—Integrated Framework .

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that material weaknesses exist due to the lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual.  Currently, the Company’s management reviews all transactions.  Until the Company raises additional capital, it cannot remediate this weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010  that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Change In Control

On August 11, 2010 (“Closing Date”), IVT Software, Inc., Martin Schwartz, Cl Imaging, Corp. and ten shareholders (collectively, the “Sellers”) executed a Stock Purchase Agreement (the “Agreement”) with Deric Haddad, (the “Purchaser”), pursuant to which the Sellers, shareholders of the Company, sold an aggregate of 10,133,334 common shares which represents 75.5 % of the issued and outstanding shares of the Company, to the Purchaser. As a result of the Agreement, there was a change in control of the Company, and Deric Haddad acquired controlling interest of the Company from the Sellers. Deric Haddad obtained 75.5 % beneficial ownership interest in the Company.

Pursuant to the Agreement, effective as of the close of business on August 11, 2010 Martin Schwartz resigned from the Company’s Board of Directors and from his positions as Chief Executive Officer, President, and Chief Financial Officer respectively. In addition, Deric Haddad was appointed to the board of directors of the Company. Moreover, effective as of August 11, 2010 Deric Haddad became Chief Executive Officer and President of the Company, replacing Martin Schwartz as Chief Executive Officer, President and Chief Financial Officer of the Company.

On December 28, 2010 we entered into and closed an Agreement and Plan of Share Exchange with Haddad Wylie Industries, LLC, a Limited Liability company organized under the laws of the state of Pennsylvania, pursuant to which we acquired 100% of the issued and outstanding Membership Units of Haddad Wylie Industries, LLC in exchange for the issuance of 10,133,334 shares of our common stock, par value $0.0001. The 10,133,334 shares we issued to the membership holders of Haddad Wylie Industries, LLC constituted 75.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Agreement and Plan of Share Exchange and after giving effect to the Cancellation Agreement described below.

On December 28, 2010 we completed the acquisition of Haddad Wylie Industries, LLC pursuant to the Agreement and Plan of Share Exchange. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Haddad Wylie Industries is considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, Haddad Wylie Industries, LLC became a wholly-owned subsidiary of IVT Software, Inc. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

As a condition precedent to the consummation of the Agreement and Plan of Share Exchange , on December 28, 2010 we entered into a cancellation agreement, or the Cancellation Agreement, with Deric Haddad our controlling stockholder, whereby Deric Haddad agreed to the cancellation of 10,133,334 shares of our common stock owned by him.

Other than with respect to the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information for each proposed director of the Company after the forthcoming change in directors.  With the exception of Deric Haddad and Heather Haddad, all of the officers and directors have been appointed on December 28, 2010

Name	Age	Position

Deric Haddad	43	Chairman, Chief Executive Officer, Director
Richard Smith	69	Chief Financial Officer
Heather Haddad	38	Vice President, Director
Christopher Jacobs	45	Vice President, Director
James Wylie	63	Vice President, Director
Peter Michael Habib	67	Director

Mr. Deric Haddad.  Mr. Haddad has over 15 years of clean room experience and created Haddad-Wylie Industries.   Starting his career at PCI in Silicon Valley, CA, Mr. Haddad worked on some of the largest clean room projects in the nation.  He was responsible for the success of the Lawrence Livermore Lab NIF project and many Hewlett Packard projects.  He began to look at clean room customers from another perspective, actually selling the clean room environments for his own company.  Mr. Haddad was very successful at finding and contracting large projects.  After watching the clean room industry shift from Semi-conductor to Pharmaceutical, he decided to follow that trend with his own designs and vision.  Having been on the construction, design, and selling end of the business, in 2004 Mr. Haddad decided to create his own business servicing the Pharmaceutical, Biotechnology, and related industries.  Mr. Haddad holds a Bachelor’s degree in Political Science from San Diego State University

Mr. Richard Smith.  Mr. Smith is a Senior Executive with 40+ years experience leading successful organizations both as a financial consultant and as an Owner/CFO/CEO.  He is an expert in reorganizing, streamlining, and strengthening operations to build value, drive corporate earnings, and catalyze future growth.  For nearly 18 years, Mr. Smith owned a public accounting firm which he sold before joining Omega Systems, a Pittsburgh software development firm in 1990 as a project leader and Chief Financial Officer and Director.  After Omega’s sale to a publically traded international high technology firm, Keane, Inc. in 1998, Mr. Smith has served as financial advisor to numerous small businesses before joining HWI in early 2008 as its outsourced Chief Financial Officer and has recently become an employee of HWI serving as the CFO.  Mr. Smith graduated Summa Cum Laude and holds a Bachelor of Science degree in business from the University of Pittsburgh.

Mrs. Heather Haddad.  Mrs. Haddad has concentrated on setting, promoting, selling, and evolving the image of HWI since its inception in 2004.  In addition to her position as President, Mrs. Haddad has led the marketing effort for the company and viewing the company from the perspective of a customer is responsible for branding the company and its advertising slogan, “Setting the Standards of Aseptic Protocol.”  Mrs. Haddad holds a Bachelor’s degree in education from Carlow University.

Mr. James Wylie.  Mr. Wylie has over four decades of experience working for US Airways.   After holding various maintenance supervisory positions, during the last two years of his tenure Mr. Wylie served as the Maintenance Director in charge of the Charlotte, NC maintenance facility which employed over 400 people and had a budget of over 50 million dollars per year.  After retiring in the summer of 2008, Mr. Wylie began to work at HWI as a corporate Vice President and also as President of HWI’s Distribution and Product Development Division, designing and manufacturing new clean room products which have become a major addition to HWI’s skills inventory.

Christopher Jacobs.  Mr. Jacobs has over ten years of experience in the construction industry.  He is the Director of Projects for International Seismic Application Technology (ISAT) Seismic Bracing.  ISAT is a company that specializes in the design and management of the seismic bracing of non-structural components and manufactures seismic restraints.  Mr. Jacobs is currently responsible for expansion in to new markets, code education, business development and securing large projects.  Mr. Jacobs has had direct project oversight for more than 300 major projects.  Over 8 years of managing internal and external engineering and professional service teams to provide complex service solutions for design integration side of business.  Nine years experience with critical project job site coordination and installation resolution and is the founder of ISAT “Contractor Installation Training Program”.  Mr. Jacobs’s affiliations include but are not limited to DBIA, MCEER and several hospital organizations.  Mr. Jacobs holds a Bachelor’s degree in Business Management from Florida Atlantic University.

Peter M. Habib Peter M. Habib is the founder and shareholder of Peter M. Habib & Associates, Inc. and has over 42 years of accounting experience.  Peter received his Bachelor of Science in accounting from Point Park College in 1968.  Prior to starting his own accounting firm, Peter was a partner at Chiurazzi, Habib & Case, a medium sized regional full service accounting firm.  He is a licensed Certified Public Accountant for the State of Pennyslvania, a member of Pennsylvania Institute of Certified Public Accountants, National Association of Accountants and Life membership in NAACP.

Family Relationships

There is no family relationship among any of our officers or directors with the exception of Deric Haddad our Chief Executive Officer, and Chairman, is the spouse of Heather Haddad, Vice President and Director and James Wylie, Vice President and Director, is the father of Heather Haddad.

Peter M. Habib, a Director of the Company,  is the founder and shareholder of Peter M. Habib & Associates, Inc. an accounting firm that has provided accounting services to Haddad Wylie Industries, LLC.  An aggregate of 3,000,000 Warrants to purchase shares of the Common Stock of the company were issued to him and his sons of which 334,000 Series A Warrants  exercisable @ $2.00 per share were issued to each of  Peter Michael Habib and his son David John Habib,  and 333,000 warrants were issued to his son Joseph Thomas Habib.   Additionally,  667,000  Series B warrants exercisable @ $2.50 per share were issued to each of Peter Michael Habib and his son David John Habib and 666,000 warrants to his son Joseph Thomas Habib and  Alexander Nicholas Sanfilippo, a associate of the Habib's,  was issued 250,000 Series A Warrants.

Director Independence

There are no members of the Board of Directors that qualify as “independent” directors under the applicable definition of the Nasdaq Global Market (“Nasdaq”) listing standards although the Company’s securities are not currently traded on an exchange or on Nasdaq which would require that the Board of Directors include a majority of directors that are “independent.

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board Meetings And Committees; Annual Meeting Attendance

The Company did not hold any regular or special meetings of its Board of Directors during the years ended 2009 , as all business was conducted telephonically and memorialized as Written Actions signed by all directors. The Company does not currently maintain separate audit, nominating or compensation committees. When necessary, the entire Board of Directors performs the tasks that would be required of those committees.

Nominations To The Board Of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.  Accordingly, we seek to attract and retain highly qualified directors.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate's name in nomination, however, such stockholder must do so in accordance with the provisions of the Company's Bylaws.

Board Leadership Structure And Role On Risk Oversight

Deric Haddad  currently serves as the Company’s Chief Executive Officer and Chief Financial Officer, President and Director.  At present, we have determined this leadership structure is appropriate for the Company due to our small size and limited operations and resources.  As a result, no policy exists requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Subsequent to the forthcoming change in directors, it is anticipated that Deric Haddad  will serve as our Chief Executive Officer and  Director, Richard Smith will serve as our Chief Financial Officer and Director,  and Heather Haddad will serve as VP and Director.  The proposed directors will continue to evaluate the Company’s leadership structure and modify such structure as appropriate based on the size, resources, and operations of the Company.

Mr. Haddad  is the sole director and officer of the Company, and until the Effective Date, is exclusively involved in the general oversight of risks that could affect our Company.

Board Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are currently not paid for meetings attended.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Stockholder Communication With The Board Of Directors

Stockholders may send communications to our Board of Directors by writing to:  IVT Software, Inc. 3840 South Water Street, Pittsburgh, Pa. 15203.
Attention: Board of Directors.

 Terms Of Office

The Company’s new directors will be appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.  Each of the Company’s directors will hold office after the expiration of his term until his successor is elected and qualified, or until he resigns or is removed in accordance with the Company’s Bylaws and the provisions of the Nevada Revised Statutes.

ITEM 11.  EXECUTIVE COMPENSATION
The following summary compensation table sets forth the total annual compensation paid or accrued by Haddad Wylie Industries, Inc.  to or for the account of our principal executive officer during the last completed fiscal year and each other executive officer whose total compensation exceeded $100,000 in either of the last two fiscal years:

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Total ($)
Deric Haddad, CEO	2009	126,515	126,515
	2010	205,624	205,624
James Wylie, VP	2009	106,254	106,254
	2010	79,221	79,221

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

Deric Haddad has been employed with our  company since August 11, 2010.  James Wylie was appointed on December 28, 2010.

Our former officer, Martin Schwartz was entitled to an annual base salary of $20,000 plus the annual sum of $4,000 for rent for providing the use of his Office to the Company.  This amounts to an aggregate sum of $24,000 for the fiscal year ended April 30, 2010 and 2009.   The sum of $24,000 represents officer's compensation and rent expenses incurred, but not paid out.  These sums were credited to Additional Paid in Capital as contributed capital by the Officer.

None of the principals have outstanding options or warrants or other securities convertible into the Common Stock of the Company.

Employment Agreements:

We have  not entered into any employment agreements with any officer, director or employee to date.

Securities Authorized For Issuance Under Equity Incentive  Plan

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2010 Equity Incentive Plan on December 28, 2010 (the “Plan”) whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) and Stock Appreciation Rights  may be granted under the Plan. Restricted Stock may also be granted under the Plan.

The Board of Directors of the Company or a Compensation Committee will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of December 28, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at 3840 South Water St. Pittsburgh, PA. 15203.

Name and Address			Amount and Nature of		Percentage of
of Beneficial Owner	Office	Title of Class	Beneficial Ownership	Footnote	Class

Deric Haddad	Chief Executive Officer	Common Stock	7,650,083	(3)	57%
3840 South Water St.	Chairman, President,	$0,0001 Par value Per Share
Pittsburgh, Pa. 15203	Board Member

Dick Smith		Common Stock	15,000		*
3840 South Water St.	Chief Financial Officer	$0,0001 Par value Per Share
Pittsburgh, Pa. 15203

Heather Haddad	Vice President,	Common Stock	7,650,083	(3)	57%
3840 South Water St.	Director	$0,0001 Par value Per Share
Pittsburgh, Pa. 15203	Board Member

Christopher Jacobs	Vice President	Common Stock	427,781		3%
3840 South Water St.	Director	$0,0001 Par value Per Share
Pittsburgh, Pa. 15203	Board Member

James Wylie	Vice President,	Common Stock	427,781		3%
3840 South Water St.	Director	$0,0001 Par value Per Share
Pittsburgh, Pa. 15203	Board Member

Peter Habib
3840 South Water St.	Director	Common Stock
Pittsburgh, Pa. 15203	Board Member	$0,0001 Par value Per Share	669,616	(4)	4.9%

All Officers & Directors		Common Stock
As a Group		$0,0001 Par value Per Share	8,820,645		66.4%

* Less than 1%

1.
"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

2.
For each shareholder, the calculation of percentage of beneficial ownership is based upon 13,419,167 shares of Common Stock outstanding as of December 28, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

3.	7,650,083 shares are jointly owned by Deric Haddad, CEO and his spouse Heather Haddad, VP and Director.

4.
The shares owned by Peter Habib in the above table represents 669,616 common shares of which  341,443 common shares were issued to Peter Habib and 328,173 represents warrants to purchase the Company stock within 60 days, which together equals 4.99% of the outstanding shares of the Company.

Peter Habib was issued 341,443 common shares and will be receiving *334,000 Series A warrants and 667,000 Series B Warants to purchase an equal  number of the Company’s common stock par value  $.0001 per share.  In aggregate, Peter Habib will own common shares plus warrants to purchase common shares upon exercise within the next 60 days, of 1,342,443   The warrants contain a  provision that at no time may the Holder convert all or a portion of the Warrants if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Holder at such time, the number of shares of Common Stock which would result in the Holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder) more than 4.99% of all of the Common Stock outstanding at such time.

*The warrants have not yet been issued, will only be issued after the effective date of the forward split and  thus will not be adjusted to the forward split.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our CEO, Deric Haddad  has also been President and Chief Executive Officer of Haddad Wylie Industries, LLC., since he founded the company in 2004.  Haddad Wylie Industries, was acquired by IVT Software, Inc. and is now a wholly owned subsidiary of our Company.  Furthermore, Deric Haddad was  President and Chief Executive Officer of  Haddad Wylie Industries, LLC , Inc. from 2005 to the present time.

Deric Haddad, our Chief Executive Officer and Heather Haddad  are husband and wife, and James Wylie  is the father of Heather Haddad.  There are no family relationships between any of our current directors or executive officers and proposed directors or executive officers.   In September 2010 Deric Haddad and Heather Haddad loaned the Company $100,000.    The loan is interest free and payable March 15, 2011.
Mrs. Germfree, LLC, a private company owned wholly by Heather Haddad, the spouse of Deric Haddad  made the following loans to Haddad-Wylie Industries, LLC prior to the merger and incorporation of HWI Global:

1.	September 27th, 2010 $5,000 loan from Mrs. Germfree, LLC to Haddad-Wylie Industries, LLC
2.	October 8th, 2010 $6,000 loan from Mrs. Germfree, LLC to Haddad-Wylie Industries, LLC

3.	October 18th, 2010 $1,500 loan from Mrs. Germfree, LLC to Haddad-Wylie Industries, LLC
4.	November 2nd, 2010 ($12,500) loan payment from Haddad-Wylie Industries, LLC to Mrs. Germfree, LLC

The CFO  loaned $12,000 to the Company in September 2010 to pay payroll expenses.  The loan is due on demand and is non-interest

On December 28, 2010,  pursuant to the closing of a share exchange transaction with Haddad Wylie Industries, LLC we issued common shares to the following shareholders:

Deric & Heather Haddad JT.	7,650,083
Christopher Jacobs	427,781
James Wylie	427,781
Ronald Recker	50,000
Peter Michael Habib	341,443
Joseph Thomas Habib	341,443
David John Habib	341,443
Alexander Nicholas Sanfilippo	438,360
Ethel Schwartz	100,000
Dick Smith	15,000

Peter M. Habib is  a Director of the Company.  He   is  also the founder and shareholder of Peter M. Habib & Associates, Inc. an accounting firm that has provided accounting services to Haddad Wylie Industries, LLC.   The funds used by Deric Haddad for purchasing the control block of shares from the sellers of IVT Softwarre, Inc. in August 11, 2010 was provided to Deric Haddad by the the  accounting firm principals of Peter & Habib Associates, Inc. , Peter Michael Habib, Joseph Thomas Habib, David John Habib, and an investor named Alexander Nicholas Sanfilippo who was  introduced by Peter Habib (“the Habib’s”).  In exchange of the funds provided by the (“Habib’s “) for the purchase of the shares by Deric Haddad , certain shares and warrants were to be issued at closing of the acquisition to the Habib’s and Sanfilippo as  described below:

Peter Habib, David Habib, Joseph Habib and Alexander Sanfilippo collectively invested $307,309 in order to facilitate the acquisition of IVT Software by Deric Haddad.

For their investment,  they collectively received 4.9% of the 13,419,167 total issued and outstanding common shares, equaling 657,539 common shares.

Peter Habib, David Habib and Joseph Habib collectively invested $102,436 for which they collectively received 1/3 of the 4.9% of the 13,419,167 total issued and outstanding shares, equaling 219,180 total shares, or 73,060  each (x 3) plus 1/3 of 375,000 Series A warrants or 41,667 each (x3).

Alexander Sanfilippo invested $204,875 for which he received 2/3 of the 4.9% of the 13,419,167 total issued and outstanding shares, equaling 438,360 common shares plus 2/3 of 375,000 Series A warrants equaling 250,000 Series A Warrants.

In addition, for valuable considerations in respect to their role in brokering and negotiating the transaction, as well as accounting services in preparation of the audit, Peter Habib, David Habib and Joseph Habib each received an additional 2% of the 13,419,167 total outstanding and issued shares, equaling 268,383 common shares each.

The total common shares issued to each of the Habibs (Peter, David and Joseph) is 341,443 common shares (73,060 for the cash investment and 268,383 for their valuable considerations in respect to brokering and negotiating the transaction).  The total number of Series A Warrants issued to each of the Habibs (Peter, David and Joseph) is 334,000 Series A (41,667 for the cash investment and 292,333 for their valuable considerations in respect to brokering and negotiating the transaction. ) The total number of Series B Warrants issued to each of the Habibs (Peter, David and Joseph) is 667,000 with the exception of Joseph Thomas Habib who received 666,000.

There was no money loaned to Deric Haddad as a part of this transaction.  The cash invested by the Habibs and Sanfilippo were compensated through the value of the stock and warrants they received.

The Series A and Series B Warrants will have an issue date which will be two days after the payable date on the forward split.  Thus the number of Warrants to be issued and the exercise price of the warrants will not be subject to the forward split.  Consequently, the exercise price on the warrants, and the number of warrants issued reflect the stock price after the forward split has been rendered effective.

Each Series A Warrant entitles the holder  to purchase from the Company at any time after issuance until February 22, 2016 (the "Expiration Date")  one share of  fully paid and nonassessable  Common Stock  $0.0001 par value per share, of the Company, at a purchase price of  $2.50   per share of Common Stock.

Each Series  B  Warrant entitles the holder  to purchase from the Company at any time after issuance until February 22, 2016 (the "Expiration Date")  one share of  fully paid and nonassessable  Common Stock  $.0001 par value per share, of the Company, at a purchase price of  $2.00  per share of Common Stock.

Each Series A,  and Series B Stock Purchase  Warrant  may be exercised  by the  holder at the option  of the holder  by surrendering  the Warrant, with the form of subscription attached to the Warrant  (the Subscription Form") duly executed by such  holder, to the Company at its principal office or at the office of its Warrant agent  accompanied by payment, in cash or by certified or official bank check payable to the order of the Company for an amount equal to the exercise price per Warrant exercised.

The exercise price and number of shares of Common Stock issuable on exercise of the Series A Warrants, and Series B Warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of IVT  Software, Inc.

Each Series A and Series B Warrant has a  provision that does not permit the the Holder to convert all or a portion of this Warrants if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Holder at such time, the number of shares of Common Stock which would result in the Holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder) more than 4.99% of all of the Common Stock outstanding at such time.

The following represents the Common Stock to be issued to the parties below:                                                       Percentage of Outstanding Shares

Peter Michael Habib	341,443	2.5%
Joseph Thomas Habib	341,443	2.5%
David John Habib	341,443	2.5%
Alexander Nicholas Sanfilippo	438,360	3.26%

 The following represents the  Warrants to be issued to the parties below:

	Number of	Number of
	Warrants Series A	Warrants Series B
	Exercisable @ $2.50*	Exercisable @ $2.00 *

Peter Michael Habib	334,000	667,000
Joseph Thomas Habib	333,000	666,000
David John Habib	334,000	667,000
Alexander Nicholas Sanfilippo	250,000	-

The shares owned by Peter Habib in the above table represents 669,616 common shares of which  341,443 common shares were issued to Peter Habib and 328,173 represents warrants to purchase the Company stock within 60 days, which together equals 4.99% of the outstanding shares of the Company.

Peter Habib was issued 341,443 common shares and will be receiving *334,000 Series A warrants and 667,000 Series B Warants to purchase an equal  number of the Company’s common stock par value  $.0001 per share.  In aggregate, Peter Habib will own common shares plus warrants to purchase common shares upon exercise within the next 60 days, of 1,342,443   The warrants contain a  provision that at no time may the Holder convert all or a portion of the Warrants if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by the Holder at such time, the number of shares of Common Stock which would result in the Holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder) more than 4.99% of all of the Common Stock outstanding at such time.

*The warrants have not yet been issued, will only be issued after the effective date of the forward split and  thus will not be adjusted to the forward split.

  Except for Peter Habib who has been named as  a Director of our Company, none of the other Habib's nor Mr. Sanfilippo exert any  influence or control of our Company.

PRINCIPAL ACCOUNTANT FEES AND SERVICES:

We incurred fees related to our audits of $30,000 and $40,000 for the fiscal years ended December 31, 2010 and 2009, respectively.  Our auditors have not performed any other services for us.

ITEM 15. EXHIBITS

(A) EXHIBITS INCLUDED HEREIN:

EXHIBIT NO. DESCRIPTION

  An asterisk (*) indicates the exhibit is identified in this report.

 (1)     Incorporated by reference to the Company’s

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2011

/s/  Deric Haddad , Chief Executive Officer,

/s/ Dick Smith Chief Financial Officer, Principal Accounting Officer,

IVT SOFTWARE, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IVT Software, Inc,
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of IVT Software Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IVT Software, Inc.. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

April 15, 2011

IVT SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009
Current Assets:

Cash	$71,161	$187,597
Cost and estimated earnings in excess of billings	136,492	78,794
Contracts receivable	681,749	871,226
Other receivable	75,000	-
Other current assets	4,705	6,405
Inventory	89,791	-

Total Current Assets	1,058,898	1,144,022

Property, plant and equipment, net of accumulated
depreciation of $84,415 and $60,969	76,447	91,318

Total Assets	$1,135,345	$1,235,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable & accrued liabilities	$977,066	$807,880
Line of credit	499,964	483,464
Short term debt	21,539	18,981
Short term debt - related parties	100,000	-
Deferred revenue	-	10,673
Billings in excess of costs and estimated earnings	450,295	695,293

Total Current Liabilities	2,048,864	2,016,291

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value, 75,000,000
shares authorized , 13,416,167 and 10,133,334, shares
issued and outstanding	1,342	1,013
Accumulated Deficit	(914,861)	(781,964)
Total Stockholders’ Deficit	(913,519)	(780,951)

Total Liabilities and Stockholders’ Deficit	$1,135,345	$1,235,340
The accompanying notes are an integral part of these consolidated financials statements.

IVT SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Contract revenues earned	$3,948,907	$4,978,512
Cost of revenues earned	2,769,281	3,523,302

Gross Profit	1,179,626	1,455,210

Operating Expenses
Selling, general and administrative expenses	559,619	578,708
Wages and payroll	512,752	639,244
Rent	81,104	87,252
Depreciation and amortization	23,446	23,792
Bad Debt expense	-	109,292
Marketing	29,603	111,075

Total Operating Expenses	1,206,524	1,549,363

Operating Loss	(26,898)	(94,153)

Other Income (Expenses):
Interest expense	(30,612)	(15,598)
Interest income	-	9

Total Other Expenses	(30,612)	(15,589)

Net Loss	$(57,510)	$(109,742)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	10,160,341	10,133,334

The accompanying notes are integral part of these consolidated financial statements.

IVT SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional			Total
		Common	Paid in		Accumulated	Stockholders’
	Stock	Amount	Capital		Deficit	Deficit

Balance at January 1, 2009	10,133,334	$ 1,013	$-		$(429,113)	$(428,100)

Net loss in 2009	-	-	-		(109,742)	(109,742)

Distributions	-	-	-		(243,109)	(243,109)

Balance at December 31, 2009	10,133,334	$ 1,013	-		(781,964)	(780,951)

Net loss in 2010					(57,510)	(57,510)

Distributions					(75,058)	(75,058)

Shares retained by shareholders prior to merger	3,285,833	329			(329)	-

Balance at December 31, 2010	13,419,167	$ 1,342		$-	$(914,861)	$(913,519)

	The accompanying notes are integral part of these consolidated financial statements.

IVT SOFTWARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
Adjustment to reconcile net loss to net cash	$(57,510)	$(109,742)
(used in) provided by operating activities:
Depreciation expense	23,446	23,792
Bad debt expense	-	109,292
Changes in operating assets and liabilities:
Contracts receivable	189,477	(520,014)
Other receivable	(75,000)	-
Inventory	(89,791)	-
Other current assets	1,700	(500)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(57,698)	(75,655)
Accounts payable and accrued liabilities	169,186	572,363
Billings in excess of costs and estimated earnings on
uncompleted contracts	(255,671)	64,677

Net Cash (Used in) Provided by Operating Activities	(151,861)	64,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,575)	(12,454)

Net Cash Used in Investing Activities	(8,575)	(12,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members distributions	(75,058)	(243,109)
Borrowings on revolving line of credit	19,058	425,400
Borrowings from related parties	100,000	(75,000)
Net Cash Provided by Financing Activities	44,000	107,291

NET CHANGE IN CASH	(116,436)	159,050
CASH - beginning of period	187,597	28,547

CASH - end of period	$71,161	$187,597

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$30,611	$15,598
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these consolidated financial statements.

IVT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Nature of Business & Summary of Significant Accounting Policies

Nature of Business

Haddad-Wylie Industries, LLC (the “Company”) is in the business of the design and construction of clean rooms for hospitals, Pharmaceutical companies, biological laboratories, and other businesses. Work is primarily performed under lump-sum and unit-price contracts. The Company was formed in the state of Pennsylvania on August 26, 2004.

Going Concern
For the years ended December 31, 2010 and 2009, the Company had recurring net losses and a working capital deficit.  The Company relied partially on loans during 2010 and 2009 to fund operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Going forward, the Company plans to rely upon collection of existing receivables , cash flows from operations, and additional debt to fund future operations.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Haddad Wylie Industries Inc after elimination of all significant inter-company accounts and transactions.

Revenue and Cost Recognition

The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method for financial statement purposes. Under the percentage-of-completion method, recognition of earnings on contracts in progress is based on the ratio of cost incurred to date to total anticipated cost to be incurred on each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

The asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings” represents revenues billed in excess of amounts earned.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight line method based on the following estimated lives: Machinery and Equipment – 5 to 10 years; Autos and Trucks – 5 to 7 years; Furniture, Fixtures and Equipment – 5 to 10 years.

Property and equipment are reviewed for impairment when events and circumstances indicate that the carrying amount may not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exists. If the estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of estimated future cash flows or third party appraisal, as appropriate under the circumstances.

Contracts Receivable

Contracts receivable are recorded at the amount the Company expects to collect on balances outstanding at year end. Management closely monitors outstanding balances and will create reserves as appropriate on an individual basis. Contracts receivable are stated net of allowance for doubtful accounts. During 2009, $109,292 was written off as uncollectible, there was no allowance necessary for 2010

Inventories
Inventories consist of supplies and construction materials and are stated at cost. .

Advertising
The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2010 and 2009 were $29,603 and $111,075, respectively.

Concentration of Credit Risk
The Company is located in Pittsburgh, Pennsylvania. The Company extends credit to customers throughout the United States, Puerto Rico and United Arab Emirates.

The Company maintains its cash balances at December 31, 2010 in three financial institutions. As of December 31, 2010 and 2009, all non-interest bearing cash accounts are insured by the Federal Deposit Insurance Corporation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash on hand and demand deposits in banks as cash, and repurchase agreements with original maturities of three months or less as cash equivalents for the purpose of the Statement of Cash Flows.

Compensated Absences
Compensated absences for sick pay, vacation pay, and personal time have not been accrued. The Company’s policy is to require employees to use all compensated absences by the end of the year.

Income Taxes

Prior to December 28, 2010, the Company was a limited liability corporation.

Subsequent to December 28, 2010 and the merger described in Note 7, the Company is a C Corporation. The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The Company incurred minimal losses from December 28, 2010 through December 31, 2010 that resulted in no income tax liability and an insignificant net operating loss carry forward as of December 31, 2010.

                                                                       F-8

Note 2 -	Contract Receivables
	Contract receivables consist of the following as of December 31, 2010 and 2009:

		2010	2009
	Billed
	Contracts receivable - uncompleted	$555,191	$696,118
	Contracts receivable - completed	126,558	284,400

	Total contract receivables	681,749	980,518
	Allowance for doubtful accounts	-	(109,292

	Total contract receivables, net	$681,749	$871,226

Note 3 -	Uncompleted Contracts

	Cost incurred on uncompleted contracts	$953,453	$3,915,267
	Estimated earnings to date	86,066	1,759,533
	Less: Billings to date	(1,353,322)	(6,921,298)

		$(313,803)	$(616,498)
	Included in the accompanying balance sheet
	Under the following captions:
	Costs and estimated earnings in excess of billings
on uncompleted contracts		$136,492	$78,795
	Billings in excess of costs and estimated
	earnings on uncompleted contracts	(450,295)	(695,293)
		$(313,803)	$(616,498)

Note 4 -	Related Party Transactions
	In September 2010, the Company received a $100,000 advance from Deric Haddad, CEO. The loan is due on demand, unsecured and non-interest bearing.

Note 5 -	Debt

	Revolving Line of Credit:

In June 2009, the Company entered into a $500,000 revolving line of credit. The line of credit bears interest at 4.5% per annum. As of December 31, 2010 and 2009, the unpaid balance on the line of credit was $499,964 and $483,464, respectively.

	The Company has an account with Los Angeles Police Federal credit union, the outstanding balance at December 31, 2010 is $21,539

Note 6-                                                    Property & Equipment

Property and equipment consists primarily of office and computer equipment, furniture, fixtures and automobiles and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense was $23,792 and $23,792 for 2010 and 2009, respectively.
Property and equipment consisted of the following at December 31, 2009 and 2008:

	2010	2009
Furniture	$33,553	$33,553
Computers	32,915	29,705
Automobile	21,632	18,132
Equipment	72,762	70,897
Total	160,862	152,287
Accumulated depreciation	(84,415)	(60,968)
Net	$76,447	$91,318

Note 7 -
-
Commitments

	The Company currently leases space in Pittsburgh, Pennsylvania under a non-cancellable lease until September, 2018.

	The Company also currently leases space in West Elizabeth, Pennsylvania under a non-cancellable lease until April, 2015.

	Total rent expense under operating leases was $81,104 and $87,252 for 2010 and 2009, respectively.

	As of December 31, 2010, future minimum lease payments under non-cancellable operating leases are as follows:

		Year ended December 31, 2011	$75,663
		2012	75,663
		2013	76,095
		2014	78,259
		2015 and thereafter	274,636
		Total	580,316

Note 8	Reverse Acquisition Transaction

On December 28, 2010 the Company entered into and closed an Agreement and Plan of Share Exchange with IVT Software Inc. pursuant to which 100% of the issued and outstanding Membership Units of the Company were exchanged for the issuance of 10,133,334 shares of IVT Software, Inc. issued to the shareholders of the Company and constituted 75% of IVT Software, Inc. issued and outstanding capital stock.

     In connection with this transaction, the Company agreed to issue 334,000 Series A warrants and 667,000 Series B Warrants to purchase an equal number of the Company’s common stock to certain shareholders. The warrants have not yet been issued and will only be issued after the Financial Industry Regulatory Authority has approved the Company’s forward split and name change.