Form 10-K/A
period 2010-12-31
IVT SOFTWARE INC
filed 2011-04-27
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and 2009 that was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Filing”). We are filing this Amendment to include the exhibit list and signatures of the full Board of Directors not previously disclosed in our 10K filing  on April 15, 2011.

Other than the foregoing, no  other changes are made to the Original Filing.  This Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
**Previously filed on April 15, 2011 as an exhibit to our original Annual Report on Form 10-K.

Conoslidated Financial Statements Fiscal Year Ended December 31, 2010, 2009
Report of  Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVT SOFTWARE, INC.
By:	/s/ Deric Haddad
Deric Haddad
Chairman of the Board of Directors and President and Chief Executive Officer

Dated: April 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deric Haddad Deric Haddad	Chairman and President and Chief Executive Officer	April 27, 2011

/s/ Dick Smith Dick Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2011

/s/ Heather Haddad Heather Haddad	Vice President, Director	April 27, 2011

/s/ Christopher Jacobs Christopher Jacobs	Vice President, Director	April 27, 2011

/s/ James Wylie James Wylie	Vice President, Director	April 27, 2011

/s/ Peter Michael Habib Peter Michael Habib	Vice President, Director	April 27, 2011

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