Form 10-Q
period 2011-03-31
IVT SOFTWARE INC
filed 2011-05-20
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended:  March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No  X

IVT Software, Inc. had 13,419,167     shares of common stock outstanding on May 19, 2011

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2011

PART 1

ITEM 1: FINANCIAL STATEMENTS

IVT SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2011	2010
Current Assets:

Cash	$53,614	$71,161
Costs in excess of billings	122,049	136,492
Contracts receivable	338,895	681,749
Other receivables	75,000	75,000
Other current assets	4,705	4,705
Inventory	92,547	89,791

Total Current Assets	686,810	1,058,898

Property, plant and equipment, net of accumulated
depreciation of $90,374 and $84,415	70,488	76,447

Total Assets	$757,298	$1,135,345

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$968,227	$900,113
Accrued liabilities	26,849	76,953
Line of credit	499,964	499,964
Short term debt	29,046	21,539
Short term debt - related parties	113,659	100,000
Billings in excess of costs	474,446	450,295

Total Current Liabilities	2,112,191	2,048,864

STOCKHOLDERS' DEFICIT
Common stock, $.0001 par value,
200,000,000 authorized, 13,416,167 and 13,416,167
shares issued and outstanding	1,342	1,342
Additional paid in capital	(75,058)	(75,058)
Accumulated deficit	(1,281,177)	(839,803)
Total Stockholders' Deficit	(1,354,893)	(913,519)

Total Liabilities and Stockholders' Deficit	$757,298	$1,135,345

The accompanying notes are integral part of these unaudited consolidated financial statements.

IVT SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	March 31, 2011	March 31, 2010

Contract revenues earned	$793,812	$1,384,406
Cost of revenues earned	751,612	849,106

Gross Profit	42,200	535,300

Operating Expenses
Selling, general and administrative expenses	193,347	98,994
Wages and payroll	241,565	135,705
Rent	13,432	19,461
Depreciation and amortization	5,959	5,862
Marketing	21,936	21,766

Total Operating Expenses	476,239	281,788

Operating (Loss)	(434,039)	253,512

Other Income (Expenses):
Interest expense	(7,335)	(5,509)

Total Other Expenses	(7,335)	(5,509)

Net Income (Loss)	$(441,374)	$248,003

Basic and diluted net income (loss) per share	$(0.03)	$0.02

Basic and diluted weighted average shares outstanding	13,416,167	10,133,334

The accompanying notes are integral part of these unaudited consolidated financial statements

IVT SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(441,374)	$248,003
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	5,959	5,682
Changes in operating assets and liabilities:
Accounts receivable	342,854	19,050
Inventory	(2,756)	-
Other current assets		(16,089)
Costs in excess of billings	14,443	(85,135)
Accounts payable	68,114	16,923
Accrued expenses	(50,104)	587
Billings in excess of costs	24,151	(341,620)

Net Cash Used in Operating Activities	(38,713)	(152,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(2,820)

Net Cash Used in Investing Activities	-	(2,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members distributions	-	(10,964)
Borrowings from related parties	13,659	-
Borrowings on debt	7,507	20,724

Net Cash Provided by Financing Activities	21,166	9,760

NET CHANGE IN CASH	(17,547)	(145,659)
CASH - beginning of period	71,161	187,597

CASH - end of period	$53,614	$41,938

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,335	$5,508
Cash paid for income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

IVT SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Haddad-Wylie Industries, Inc. (“HWI”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in HWI’s filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

2. Going Concern

For the quarter ended March 31, 2011, the Company had recurring net losses and a working capital deficit. The Company relied partially on loans during 2011 and 2010 to fund operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Going forward, the Company plans to rely upon collection of existing receivables , cash flows from operations, and additional debt to fund future operations.

3. Related Party Transactions

During the three months ended March 31, 2011, the Company received advances of $13,659 from its CEO.  The advances are non-interest bearing and due on demand.

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

Forward Looking Statements

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

• our future financial condition and results of operations;

• our future revenues, cash flows, and expenses;

• our access to capital and our anticipated liquidity;

• our future business strategy and other plans and objectives for future operations;

• our outlook for anticipated labor costs for present and future contracts;

• the amount, nature, and timing of future capital expenditures.

• our ability to access the capital markets to fund capital and other expenditures;

• our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

• the impact of federal, state, and local political, regulatory, and environmental developments in the United States and certain foreign locations where we conduct business operations.

Background

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

IVT Software, Inc. (HWI) is a turnkey provider of cleanroom systems; designing, engineering, manufacturing, installing and servicing principal component systems for advanced cleanrooms.  HWI provides their customers with services to integrate the design, installation and preventive maintenance of cleanrooms, including architectural and engineering designs, installation, testing, certification, tool fit-up, and continuing on-site service and support. Its integrated approach enables customers to benefit from accelerated cleanroom design and installation, simplified project control, single-source performance certification and cost effective manufacturing processes.

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

Results of Operations

Comparison of the quarter ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations during the quarters ended March 31, 2011 and 2010, both in dollars and as a percent of our net sales.

	Quarter Ended March 31, 2011		Quarter Ended March 21, 2010
	Amount	% of Sales Revenue	Amount	% of Sales Revenue

Sales Revenue	$793,812	100%	1,384,406	100%
Cost of Sales	751,612	94.68%	849,106	61.33%
Gross Profit	42,200	5.32%	535,300	38.67%
Operating Expenses	476,239	60%	281,788	20.36%
Operating Income (Loss)	(434,039)	(54.68%)	253,512	18.31%

Other Income	$(7,335)	(0.92%)	(5,509)	(40%)
Net Income (Loss)	(441,374)	(55.60%)	248,003	17.91%

Sales Revenue:  Our sales revenue decreased $590,594 or 42.67% from the first quarter of 2010 to the first quarter of 2011.  This decrease was due, in part, to a $1,100,000 project in Pittsburgh being delayed from an early February, 2011 start date until a June, 2011 start date.  This project was scheduled to be 50% complete by March 31, 2011 which would have produced revenue of approximately $600,000.  The purchase order for this project was issued to the company in late 2010.  As a result of this purchase order, Deric Haddad, the company’s CEO, focused his attention from sales to the reporting and legal requirements of a new public company, the result being the inability to recover from the delay of this project with additional immediate projects.

Cost of Sales: The cost of sales increased from 61.33% of sales in the first quarter of 2010 to 94.68% of sales in the first quarter of 2011.  This increase was the result of four simultaneous projects in Louisiana totaling 1.2 million dollars, partially completed in 2010 and completed in February, 2011. The projects were underbid because the cost of subcontractors for these projects was much higher than the costs historically experienced by the company.  In addition, field change orders were completed at additional cost to the company, but not honored by the customer.

Operating Expenses:  Operating expenses increased $194,451 from the first quarter of 2010 to the first quarter of 2011.  This increase was due to an increase in wages of $105,860, a 78% increase and an increase in other expenses of $94,353, a 95% increase.  The increase in wages was due in part to the employment by the company of project managers and draftspersons rather than outsourcing these functions and due in part to increased staffing in the expectation of an increase in sales which did not occur during the first quarter of 2011.  The increase in other expenses was due in part to a $31,000 investment in automated clean room technology, a $25,000 increase in accounting fees, and a $21,000 increase in insurance costs.

Other Income (Expenses):  Interest expense comprised all of the other income and expenses.

As stated in the MD& A, the general overview reflects a decrease in revenue in Q1-11 from that of Q1-10 – from $1,384,406 to $793,812, a decrease of $590,594 or 42.67%.

There are four (4) primary factors that led to this, all of which can be corrected in Q2 & Q3-11:

1.
One of our largest projects, a $1,100,000 micro-electronic project in Pittsburgh, was delayed from an early February, 2011 start date until a late-June, 2011 start date.  This project was scheduled to be 50% complete by March 31, 2011 which would have produced revenue of approximately $600,000.  During that time, the project did produce approximately $300,000 in change orders – but these were very low margin work orders in the range of 12% Gross Profit, well below our standard range of 25% to 35% Gross Profit.  As this project will roll into June and July, it will also have a negative impact on Q2-11 – but we expect it will ultimately have a positive impact on Q3 & Q4-11.  The expected revenue of this project, once thought to produce approximately $600,000, will now increase to approximately $900,000 due to additional change orders;

2.
The cost of sales increased from 61.33% of sales in the first quarter of 2010 to 94.68% of sales in the first quarter of 2011.  This increase was the result of four simultaneous projects in Louisiana totaling 1.2 million dollars, partially completed in 2010 and fully completed in February, 2011. The projects were underbid because the cost of subcontractors for these projects was much higher than the costs historically experienced by the company.  We feel strongly that there was improper communication between the client’s administrative personnel and the list of “preferred subcontractors” we were required to use, which resulted in our proprietary and confidential cost assessments being released that ultimately raised our costs and completely depleted our margin.     In addition, field change orders were completed at additional cost to the company, but not honored by the customer.  In sum, these projects should have yielded and additional $250,000 in gross profit, which had a significant negative impact on Q1-11.

3.
Our operating expenses increased $194,451 from the first quarter of 2010 to the first quarter of 2011.  This increase was due to an increase in wages of $105,860, a 78% increase and an increase in other expenses of $94,353, a 95% increase.  The increase in wages was due in part to the employment by the company of project managers and draftspersons rather than outsourcing these functions and due in part to increased staffing in the expectation of an increase in sales which did not occur during the first quarter of 2011.  The increase in other expenses was due in part to a $31,000 investment in automated clean room technology, a $25,000 increase in accounting fees, and a $21,000 increase in insurance costs.  The development of our new patent-pending automated control system has had the greatest impact on our increased overhead due to hiring of a high-level engineer and software integrator.  We are viewing this increase in cost as an investment into the future which we anticipate should correct itself by the end of Q3-11, and should ultimately begin to yield higher-margin Net Profit by the end of Q4-11.  This product (our C3 SmartRoom™ Information Management System) is the future of our domestic and international growth and the foundation of our eventual recurring revenue customer base.

Liquidity and Capital Resources

As of March 31, 2011, the company had cash in the amount of $53,614, an increase of $11,676 from the $41,938 in cash on March 31, 2010.

The following table compares cash flow information for the quarters ended March 31, 2011 and March 31, 2010.

Quarter Ended	March 31, 2011	March 31, 2010
Net Cash Provided (used)
Operating activities	(38,713)	(152,599)
Financing Activities	21,166	9,760

Operating Activities:  The cash decrease from the operating loss of $441,374 during the first quarter of 2011 was offset primarily by a decrease in accounts receivable in the amount of $342,854 and an increase in accounts payable of 68,114.

During the first quarter of 2010, the cash increase from the profit of $248,003 was offset primarily by a decrease in liabilities of $341,620.

Investing Activities:  There were no investing activities during the first quarter of 2011.  The $2,820 investment in the first quarter of 2010 was due to the purchase of fixed assets.

Financing Activities:  During the first quarter of 2011, borrowings from related parties increased $13,659 and other borrowings were $7,507.  During the first quarter of 2010, other borrowings of $20,724 were offset by members distributions of $10,964.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable to smaller reporting companies

Item 4. Controls and Procedures

The Company’s CEO and the CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the foregoing officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act due to the lack of segregation duties reliance on consultants involved in the accounting and reporting process.  This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after March 31, 2011.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results.

Item 1A-  Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year ending December 31, 2010 for additional information concerning these and other uncertainties that could negatively impact the Company.

Item 2.  Default on Senior Securities

None

Item 3.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to A Vote Of Security Holders

Item 5.  Other Information

None

IVT SOFTWARE, INC.

EXHIBIT INDEX
TO
QUARTERLY  REPORT ON FORM 10-Q
Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
1	Articles of Incorporation	Exhibit 3.1 to the SB-2 Registration Statement filed June 5, 2008.
2	By Laws	Exhibit 3.2 to the SB-2 Registration Statement filed June 5, 2008
3	Articles of Exchange	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 3, 2011.
4	Agreement & Plan of Share Exchange	Exhibit 10-1 to the Company’s Current Report on Form 8-K filed on 1-3-2011 amended on April 15, 2011.
5	Cancellation Agreement	Exhibit 10-2 to the Company's Current Report on Form 8-K filed on January 3, amended on April 15, 2011. 2011
6	2010 Equity Incentive Plan	Exhibit C to the Company’s 14C Definitive Information Statement filed May 3, 2011
8	Amended and Restated Articles of Incorporation	Exhibit 3-3 and Exhibit 3-4	X
31.1	Certification of Deric Haddad, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Dick Smith Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Deric Haddad Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of Dick Smith Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
___________

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IVT Software, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on December 14, 2010

IVT SOFTWARE, INC.

/s/ Deric Haddad

Title	Date

Chairman of the Board Chief Executive Officer , Chief Accounting Officer	May 19, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVT SOFTWARE, INC.
By:	/s/ Deric Haddad
Deric Haddad
Chairman of the Board of Directors and President and Chief Executive Officer

Dated: May 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deric Haddad Deric Haddad	Chairman and President and Chief Executive Officer	May 19, 2011

/s/ Dick Smith Dick Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2011

/s/ Heather Haddad Heather Haddad	Vice President, Director	May 19, 2011

/s/ Christopher Jacobs Christopher Jacobs	Vice President, Director	May 19, 2011

/s/ James Wylie James Wylie	Vice President, Director	May 19, 2011

/s/ Peter Michael Habib Peter Michael Habib	Vice President, Director	May 19, 2011