Form 10-Q
period 2011-06-30
HWI GLOBAL INC.
filed 2011-08-15
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended:  June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-53437

HWI GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation of Organization)	74-3177586 (I.R.S. Employer Identification No.)

3840 South Water Street, Pittsburgh PA 15203 (Address of Registrants Principal Executive Offices)	412-884-3028 (Registrant’s telephone number, including area code)

IVT Software, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒

HWI Global, Inc. had 94,547,806 shares of common stock outstanding on August 10, 2011.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I- FINANCIAL INFORMATION
HWI GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS

Current Assets:
Cash	$50,513	$71,161
Costs and estimated earnings in excess of billings on uncompleted contracts	180,045	136,492
Contracts receivable	343,995	681,749
Other receivables	75,000	75,000
Subscriptions receivable	30,000	-
Other current assets	4,705	4,705
Inventory	43,966	89,791
Total Current Assets	728,224	1,058,898

Property, plant and equipment, net of accumulated depreciation of $96,305 and $73,241	64,557	76,447
Total Assets	$792,781	$1,135,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,387,928	$900,113
Accrued liabilities	22,458	76,953
Line of credit	499,964	499,964
Short term debt	26,430	21,539
Short term debt - related parties	50,550	100,000
Billings in excess of costs and estimated earnings on uncompleted contracts	112,452	450,295
Total Current Liabilities	2,099,782	2,048,864

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 100,000,000 shares authorized	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; issued and outstanding 94,547,806 and 93,934,169, respectively	9,455	9,393
Additional paid in capital	51,829	(83,109)
Accumulated deficit	(1,368,285)	(839,803)
Stockholders’ Deficit	(1,307,001)	(913,519)
Total Liabilities and Stockholders’ Deficit	$792,781	$1,135,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HWI GLOBAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Contract revenues earned	$1,004,095	$700,557	$1,797,907	$2,084,963
Cost of revenues earned	652,536	526,560	1,404,148	1,375,666

Gross Profit	351,559	173,997	393,759	709,297

Operating Expenses
Selling, general and administrative expenses	210,099	97,692	403,446	196,686
Wages and payroll	159,461	178,812	401,026	314,517
Rent	23,621	20,761	37,053	40,222
Depreciation and amortization	5,931	6,410	11,890	12,272
Marketing	33,914	4,698	55,850	26,464

Total Operating Expenses	433,026	308,373	909,265	590,161

Operating (Loss) Income	(81,467)	(134,376)	(515,506)	119,136

Other Income (Expenses):
Interest expense	(5,641)	(6,828)	(12,976)	(12,337)

Total Other Expenses	(5,641)	(6,828)	(12,976)	(12,337)

Net (Loss) Income	$(87,108)	$(141,204)	$(528,482)	$106,799
Net (loss) income per share - basic and diluted	-	-	(0.01)	-
Weighted average shares outstanding - basic and diluted	94,032,487	93,934,169	94,032,487	93,934,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HWI GLOBAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(528,482)	$106,799
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	11,890	12,272
Changes in operating assets and liabilities:
Accounts receivable	337,754	75,412
Inventory	45,825	-
Other current assets	-	500
Costs and estimated earnings in excess of billings on uncompleted contracts	(43,553)	31,374
Accounts payable and accrued liabilities	433,320	64,521
Deferred revenue	-	(10,673)
Billings in excess of costs/estimated earnings on uncompleted contracts	(337,843)	(384,137)
Net Cash Used by Operating Activities	(81,089)	(103,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(4,817)
Net Cash Used by Investing Activities	-	(4,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members distributions	-	(60,424)
Common stock issued for cash	105,000	-
Borrowings on revolving line of credit	-	16,500
Proceeds from related party debt	21,000	-
Repayment of related party debt	(70,450)	-
Proceeds from short term debt	4,891	10,552
Net Cash Provided by (Used by) Financing Activities	60,441	(33,372)

NET CHANGE IN CASH	(20,648)	(142,121)
CASH - beginning of period	71,161	187,597
CASH - end of period	$50,513	$45,476
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$12,975	$12,337
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for subscription receivable	$30,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HWI GLOBAL, INC.
NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of HWI Global, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in HWI's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which substantially duplicate the disclosures contained in the audited consolidated financial statements for the fiscal year ended December 31, 2010 as reported in the Annual Report on Form 10-K have been omitted.

2.    Going Concern

For the six months ended June 30, 2011, the Company had recurring net losses and a working capital deficit. The Company relied partially on loans during 2011 and 2010 to fund operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Going forward, the Company plans to rely upon collection of existing receivables, cash flows from operations, and additional equity and debt financings to fund future operations.

3.    Common Stock

On May 31, 2011, the Company effected a 7-1 forward stock split. All share and per share amounts in the consolidated financial statements have been adjusted retroactively as if the stock split had occurred on the first day of the first period presented.

On June 1, 2011 the Company sold 613,637 common shares for $135,000. $30,000 of the proceeds were received subsequent to June 30, 2011 and are included in the consolidated balance sheet as a subscription receivable.

4.    Related Party Transactions

During the six months ended June 30, 2011, the Company received advances of $21,000 from its CEO and repaid $70,450 of previous advances.  The advances are non-interest bearing and due on demand. As of June 30, 2011, the Company owed $50,550 to its CEO.

5.    Subsequent Event

On July 14, 2011, the Company agreed to sell up to an aggregate of 2,857,142 common shares to a private non-U.S. investor for aggregate proceeds of up to $999,999.  The proceeds are expected to be received in four tranches of $250,000, subject to certain conditions. The first tranche is expected to be received on August 15, 2011 with additional tranches expected to follow in 90 day increments.

A complaint was filed against Haddad Wylie Industries, LLC (the “LLC”), a wholly-owned subsidiary of the Company, on July 14, 2011 in the Court of Common Pleas of Allegheny County, Pennsylvania by Tricore Solutions LLC (“Tricore”) alleging breach of contract relating to a contract for services.  Tricore is seeking approximately $100,000 in damages.  The Company and the LLC are evaluating the merits of the complaint and have engaged counsel to respond to the complaint.  The Company believes the likelihood of a material loss to be remote as defined under ASC 450-10 “Contingencies” and therefore has not accrued a loss contingency as of June 30, 2011.

On June 17, 2011, Clearview Federal Credit Union (“Clearview), the Company’s primary secured lender, notified the Company that its line of credit facility, which is secured by a lien on the Company’s accounts receivable and which matured on March 26, 2011, was in default, and demanding payment in full of all principal, interest and other reimbursable costs and fees under the loan agreement and related documents.  As of June 30, 2011, the amount due to Clearview was $526,961.76.   On August 11, 2011, the Company and Clearview entered into a forbearance agreement which restructures the Company’s repayment obligations to require repayment of $75,000 by the end of August 2011, $50,000 at September 15, 2011 and October 15, 2011, $75,000 by the end of November 2011, $50,000 at December 15, 2011, $50,000 at January 15, 2012 and the balance of $150,000 (plus any further accrued interest, expenses and fees) by the end of February 2012.  Pursuant to the forbearance agreement, Clearview will not take any action to collect on the line of credit or execute upon the collateral so long as the Company satisfies the revised repayment schedule.

In August 2011, the Company received a $100,000 unsecured loan from an unaffiliated third party, with repayment terms yet to be negotiated, but expected to require the principal to be repaid within one year from the date of the advance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report).

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

These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	our future financial condition and results of operations;
•	our future revenues, cash flows, and expenses;
•	our access to capital and our anticipated liquidity;
•	our future business strategy and other plans and objectives for future operations;
•	our outlook for anticipated labor costs for present and future contracts;
•	the amount, nature, and timing of future capital expenditures;
•	our ability to access the capital markets to fund capital and other expenditures;
•	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and
•	the impact of federal, state, and local political, regulatory, and environmental developments in the United States and certain foreign locations where we conduct business operations.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report and the Annual Report.

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in this Report, the Annual Report and the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.

Background

On December 28, 2010, we entered into and closed an Agreement and Plan of Share Exchange with Haddad Wylie Industries, LLC, a limited liability company organized under the laws of the Commonwealth of Pennsylvania, pursuant to which we acquired 100% of the issued and outstanding membership units of Haddad Wylie Industries, LLC in exchange for the issuance of 10,133,334 shares of our common stock, par value $0.0001. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Haddad Wylie Industries LLC is considered the acquirer for accounting and financial reporting purposes. As a result of the Exchange, Haddad Wylie Industries, LLC became a wholly-owned subsidiary of IVT Software, Inc. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill was recognized. On May 29, 2011, IVT Software, Inc. changed its name to HWI Global, Inc.

HWI Global, Inc. (HWI) is a turnkey provider of cleanroom systems; designing, engineering, manufacturing, installing and servicing principal component systems for advanced cleanrooms. We provide our customers with services to integrate the design, installation and preventive maintenance of cleanrooms, including architectural and engineering designs, installation, testing, certification, tool fit-up, and continuing on-site service and support. Our integrated approach enables customers to benefit from accelerated cleanroom design and installation, simplified project control, single-source performance certification and cost effective manufacturing processes.

About 50% of our current business is hospital renovations or new construction in respect to the USP 797 mandate (a government mandate focused on drug compounding acuracy and sterility to ensure patient safety administered by the U.S. Food and Drug Administration); about 30% is turnkey modular clean room construction for non-hospital industries; about 15% is aseptic lamination for life science applications; and 5% is preventative maintenance contracts with select customers.

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

Our primary geographic focus is the Northeastern and Southeastern regions of the United States. To date, we have either executed or are currently contracted for projects in New York, New Jersey, Massachusetts, Rhode Island, Connecticut, Delaware, Maryland, Pennsylvania, Ohio, West Virginia, North Carolina, Florida, Louisiana, Mississippi, Nebraska, Nevada, and California; as well as multiple projects in Puerto Rico and the United Arab Emirates.

Our primary industry markets are Healthcare, Pharmaceutical, Biotechnology, Semiconductor, Microelectronics, Medical Devices, Research and Laboratory.

Plan of Operations

The Initial Growth Plan - 2011

During the next 12 months, we plan to focus on growing our Sales & Marketing activities to increase our revenue base. Additionally, by raising growth capital, we plan to expand its business platform by growing its infrastructure through strategic hiring and creating a new international presence. In July 2011, we entered into an agreement with a private investor for up to $1,000,000 in funding. Pursuant to the agreement, funds are to be released in tranches of $250,000 commencing August 15, 2011, and quarterly thereafter, subject to our ability to meet certain conditions. The purpose of the proposed funding is to allow HWI a plan of implementing capital incrementally into the payroll and overhead structure throughout the year which will enable HWI to strategically hire additional clean room professionals, particularly in the area of Business Development, who provide us a network of relationships and opportunities that has the potential to greatly increase our revenue stream. HWI is already in discussions with a few potential individuals to fill this role.

The next area of growth capital allocation will be dedicated to establishing an international presence as a turnkey design-build clean room firm. Our first geographical target will be the Middle Eastern Nations of the United Arab Emirates (UAE) and the Kingdom of Saudi Arabia (KSA). Our current relationship with the Cleveland Clinic, which manages the operations at the Sheikh Khalifa Medical City in Abu Dhabi, has opened up an opportunity for HWI to be the design-build construction manager for a project beginning in Q3-11. Through two of our strategic partners in the United States, international technology driven design, engineering, construction management, and product distribution firms, HWI is currently negotiating an arrangement to establish a base of operations from their existing offices in Dubai and Abu Dhabi. If the negotiations are successful, HWI has the potential to become a recognizable clean room design-build specialist in one of the world’s fastest growing economies and centers of technological innovation.

The Next Stage of Growth - 2012

As HWI implements and executes its Initial Growth Capital Expansion Plan in 2011, we believe the Company will be poised for a broader business expansion that will include mergers, acquisitions, strategic expansion into viable territories and new market segments, as well as further development of our OEM product lines for world-wide distribution.

For instance, the top seven “Biotech Cluster Regions” are Boston (New England), Philadelphia/D.C., Raleigh-Durham, NC (Research Triangle Park), Northern California, Southern California, Seattle-Bellevue, Austin-San Marcos. As part of our expansion, we plan on opening four (4) satellite offices, each office having a Healthcare & Life Science division:

1.
Philadelphia, PA – to service the 5 counties adjacent to Philadelphia, with outreach to New York/New Jersey (home of some of the world’s largest pharmaceutical companies), the New England Region, and driving distance to Baltimore/D.C./Wilmington, a hotbed of growth and technology;

2.
Cary, NC – to intensely focus on the booming Biotech community in Research Triangle Park, the expanding Biotech communities in Charlotte, Winston-Salem and Kannapolis, with outreach to Nashville, Atlanta and Florida;

3.
Northern California – to focus our marketing on the San Francisco, Oakland, San Jose triangle, with outreach to Sacramento, Modesto, Stockton, Livermore, Fresno, Napa Valley, Santa Rosa, South San Francisco, Redwood City, Marin County, and all the cities of the East Bay; this office would also have outreach to Seattle and Portland; and

4.
Southern California – to focus our marketing on the Los Angeles, Orange County, San Diego stretch, with outreach to Ventura, Santa Barbara, Bakersfield, Las Vegas and Phoenix; this office would also have outreach to Denver and Albuquerque.

Our strategy is to expand our reach, our network, but to minimize our overhead. The concept is to have a satellite office with a qualified, incentive-driven Regional Director who manages a small group (3 to 5) of incentive-driven sales technicians. The role of the prototypical sales technician is to be well-versed enough to transform leads and contacts into relationships, which result in qualified bid opportunities. Once a bid opportunity is determined, it is the role of the corporate sales/marketing team in Pittsburgh to provide the comprehensive design-build bid package, and to see the job through, from design to procurement to installation to sign-off.

In sum, our plan is to simply take a proven model that we have already accomplished with one small, local staff, and expanding its platform to reach across the nation, and, eventually, the world.

Results of Operations

Comparison of the quarters ended June 30, 2011 and June 30, 2010 and the six months ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations during the periods indicated in dollars and as a percent of sales.

	3 Months ended June 30,				6 Months ended June 30,
		% of		% of		% of		% of
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
Contract Revenues	$1,004,095	100.00%	$700,557	100.00%	$1,797,907	100.00%	$2,084,963	100.00%
Cost of Revenues	652,536	64.99%	526,560	75.16%	1,404,148	78.10%	1,375,666	65.98%
Gross Profit	351,559	35.01%	173,997	24.84%	393,759	21.90%	709,297	34.02%
Operating Expenses	433,026	43.13%	308,373	44.02%	909,265	50.57%	590,161	28.31%
Operating (Loss) Income	(81,467)	-8.11%	(134,376)	-19.18%	(515,506)	-28.67%	119,136	5.71%
Other Income (Expenses):	(5,641)	-0.56%	(6,828)	-0.97%	(12,976)	-0.72%	(12,337)	-0.59%

Net (Loss) Income	$(87,108)	-8.67%	$(141,204)	-20.16%	$(528,482)	-29.39%	$106,799	5.12%

Contract Revenues: Our contract revenues decreased $287,056 from the first six month of 2010 to the first six months of 2011. However, during the second quarter of 2011, contract revenues increased $303,538 compared to the second quarter of 2010. Most of this increase was due to completion of construction during the second quarter of 2011 on change orders to a $1,100,000 project amounting to $533,018 and the sales resulting from completing $255,218 of work on the original $1,100,000 project during the second quarter 2011. Contract revenues increased 30.23% from the second quarter 2010 to the second quarter 2011 for the same reasons.

Cost of Revenues: Cost of revenues increased 2.07% from the first 6 months of 2010 to the first six months of 2011. This was primarily the result of four simultaneous projects in Louisiana totaling $1,200,000 partially completed in 2010 and then completed in February 2011. These projects were underbid because the actual cost of subcontractors for these projects was unexpectedly much higher than the anticipated based on historical costs experienced by the company. In addition, field change orders were completed at additional cost in order to complete the project, but we were not able to pass the full amount of these additional costs on to the customer due to differing interpretations of the contract language. The cost of revenues increased  23.92% from the second quarter 2010 to the second quarter 2011. This was due primarily to the completion of 6 projects totaling $217,421 with a cost of revenues of only $93,447 (43%). As a result of these projects, the average cost of revenues dropped to 64.99% instead of the goal of 70% normally bid in projects.

Operating Expenses: Operating expenses increased $319,104 from the six months of 2010 to the first six months of 2011. $194,451 of this increase occurred in the first quarter of 2011 due to an increase in wages of $105,860 and an increase in other expenses of $94,353. During the second quarter of 2011, operating expenses increased $124,653. Although wages decreased $19,351, in an effort to increase sales, the marketing, selling and other administrative expenses increased $144,004.

Other Income: Interest expense comprised all of the other income and expenses.

Liquidity and Capital Resources

As of June 30, 2011, we had cash in the amount of $50,513, a decrease of $20,648 from the $71,161 in cash on December 31, 2010.

The following table compares cash flow information for the Six Months ended June 30, 2011 and June 30, 2010.

Quarter Ended	6/30/2011	6/30/2010
Net Cash (Used by) Operating Activities	$(81,089)	(103,932)
Net Cash (Used by) Investing Activities	0	(4,817)
Net Cash Provided by (Used by) Financing Activities	$60,441	(33,372)

Operating Activities: For the six months ended June 30, 2011, the cash used to finance the loss of $528,482, the cash used to decrease the liability for billings to customers in excess of construction costs of $337,843 and the cash used to increase the asset earnings in excess of billings of $43,553 was offset by an increase in accounts payable and accrued liabilities of $433,320, a decrease in accounts receivable of $337,754, a decrease in inventory of $45,825 and other sources of cash. For the six months ended June 30, 2010, the cash provided by net income of $106,799, the decrease in accounts receivable of $75,412, the increase in accounts payable of $64,521 and other sources of cash was offset by the decrease in the liability for billings to customers in excess of construction costs of $384,137.

Investing Activities: There were no investing activities during the first 6 months of 2011. The $4,817 cash used for investing activities in 2010 was due to the purchase of fixed assets.

Financing Activities: During the first 6 months of 2011, the $105,000 in cash provided by the sale of company stock (Regulation D) and the increase in short term debt of $4,891 was offset by a net decrease in borrowings from related parties of $49,450. During the first 6 months of 2010, the $60,424 in cash used for distributions to shareholders was offset by a $16,500 increase in the line of credit and a $10,552 increase in short term debt.

On June 17, 2011, Clearview Federal Credit Union (“Clearview), our primary secured lender, notified us that our line of credit facility, which is secured by a lien on the Company’s accounts receivable and which matured on March 26, 2011, was in default, and demanding payment in full of all principal, interest and other reimbursable costs and fees under the loan agreement and related documents.  As of June 30, 2011, the amount due to Clearview was $526,961.76.   On August 11, 2011, we entered into a forbearance agreement with Clearview which restructures our repayment obligations to require repayment of $75,000 by the end of August 2011, $50,000 at September 15, 2011 and October 15, 2011, $75,000 by the end of November 2011, $50,000 at December 15, 2011, $50,000 at January 15, 2012 and the balance of $150,000 (plus any further accrued interest, expenses and fees) by the end of February 2012.  Pursuant to the forbearance agreement, Clearview will not take any action to collect on the line of credit or execute upon the collateral so long as we satisfy the revised repayment schedule.   We do not currently have sufficient cash to satisfy such obligations, but we believe that cash flow from operations and cash proceeds from the sale of equity securities expected in the future will be sufficient to make the payments when due.  If we are unable to make the required payments, Clearview may exercise its rights to accelerate payment of the line of credit and foreclose upon the collateral, which may result in us considering our strategic alternatives, which may include curtailing or ceasing business operations and/or seeking bankruptcy protection.

In August 2011, the Company received a $100,000 unsecured loan from an unaffiliated third party, with repayment terms yet to be negotiated, but expected to require the principal to be repaid within one year from the date of the advance.

In July 2011, we entered into an agreement with a private investor for up to $1,000,000 in equity funding. Pursuant to the agreement, we would sell shares of our common stock at a price of $0.35 per share, in tranches of $250,000 commencing August 15, 2011, and quarterly thereafter, subject to our ability to meet certain conditions, including, among other requirements, filing our quarterly and other reports with the SEC on a timely basis and other requirements necessary to maintain our OTC.BB listing in good standing.

During the six months ended June 30, 2011, our principal sources of liquidity were proceeds from the issuance of debt and equity securities, cash flows from operations, and cash on hand. We anticipate that our cash and cash equivalents on hand, borrowing capacity under our credit facility, and our future cash flows from operations will not be sufficient to enable us to meet our future operating needs, our planned capital expenditures, and our growth plans in the foreseeable future. The proceeds from the private equity funding described above are important to our meeting these obligations. If the funding conditions are not met or the funding is otherwise not available to us as expected pursuant to the agreement, we would need to obtain alternative financing or other capital resources in order to continue our operations as planned, or we would be forced to significantly scale back our operations and growth plans.

We and our customers continue to operate in a difficult business environment, with only gradual improvements in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory requirements as they implement projects to enhance the overall state of their infrastructure, which has resulted in reductions or delays in spending. These economic and regulatory factors have negatively affected our results and may continue to do so in the near term. We believe, however, that economic conditions will improve and market constraints will lessen. We expect this progress to result in increased activity and spending in the industries we serve in the second half of 2011 and beyond, although the regulatory obstacles our customers must overcome continue to create uncertainty as to the timing of spending. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that, if our growth plans are successfully implemented, we will be strategically positioned to benefit from those long-term opportunities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s CEO and the CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the foregoing officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act due to the lack of segregation duties reliance on consultants involved in the accounting and reporting process.  This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after June 30, 2011.

We have taken and continue to take appropriate and reasonable steps to make the necessary improvements to remediate our internal controls, including:

•	continuing to educate our management and finance personnel concerning accounting and reporting requirements;
•
implementing personnel, policy and procedure changes as part of our on-going program to strengthen the organization structure, financial reporting procedures and system of internal control over financial reporting; and

•	continuing to utilize professional services firms to assist with accounting and financial reporting.

We continue to improve and implement more rigorous period end reporting processes to include improved controls and procedures, resulting in process refinement.  Our remediation efforts are continuing and we expect to make additional changes to our control environment and accounting and reporting processes that we believe will strengthen our internal control over financial reporting.  Although we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed all the corrective processes and procedures.  Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting and as required, perform additional procedures to ensure that our financial statements are fairly stated in all material respects.  We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part II. Other Information

Item 1. Legal Proceedings

A complaint was filed against Haddad Wylie Industries, LLC (the “LLC”), a wholly-owned subsidiary of the Company, on July 14, 2011 in the Court of Common Pleas of Allegheny County, Pennsylvania by Tricore Solutions LLC (“Tricore”) alleging breach of contract relating to a contract for services.  Tricore is seeking approximately $100,000 in damages.  The Company and the LLC are evaluating the merits of the complaint and have engaged counsel to respond to the complaint.  The Company and the LLC intend to vigorously defend against the allegations made in the complaint.

The Company is subject to various claims from vendors and other third parties which occur in the ordinary course of its business.  We do not presently believe it is reasonably likely that any of these matters would have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described herein and in our Annual Report. These matters specifically identified are not the only risks and uncertainties facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of an investment in our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2011 the Company initiated a Regulation D 506 offering for an offering amount of 1,136,363 of its common shares at the offering price of $.22 per share. Pursuant to the offering, the Company sold an aggregate of 613,617 shares for total proceeds of $135,000. The shares were sold pursuant to an exemption under Section 4(2) of the Securities Act of 1933. Proceeds of the offering were used for company operations.

Item 3.  Default on Senior Securities

On June 17, 2011, Clearview Federal Credit Union (“Clearview), our primary secured lender, notified us that our line of credit facility, which is secured by a lien on the Company’s accounts receivable and which matured on March 26, 2011, was in default, and demanding payment in full of all principal, interest and other reimbursable costs and fees under the loan agreement and related documents.  As of June 30, 2011, the amount due to Clearview was $526,961.76.   On August 11, 2011, we entered into a forbearance agreement with Clearview which restructures our repayment obligations to require repayment of $75,000 by the end of August 2011, $50,000 at September 15, 2011 and October 15, 2011, $75,000 by the end of November 2011, $50,000 at December 15, 2011, $50,000 at January 15, 2012 and the balance of $150,000 (plus any further accrued interest, expenses and fees) by the end of February 2012.  Pursuant to the forbearance agreement, Clearview will not take any action to collect on the line of credit or execute upon the collateral so long as we satisfy the revised repayment schedule.   We do not currently have sufficient cash to satisfy such obligations, but we believe that cash flow from operations and cash proceeds from the sale of equity securities expected in the future will be sufficient to make the payments when due.  If we are unable to make the required payments, Clearview may exercise its rights to accelerate payment of the line of credit and foreclose upon the collateral, which may result in us considering our strategic alternatives, which may include curtailing or ceasing business operations and/or seeking bankruptcy protection.

Item 4. Reserved

Item 5.  Other Information

 On May 23, 2011, we filed with the SEC a definitive Information Statement to report that consents from a majority of our shareholders and the Board of Directors had been received to approve the following:

1.	To amend the Company’s Articles of Incorporation to change our name to HWI Global, Inc.;
2.
To increase the authorized capital stock to 500,000,000 shares of which 400,000,000 shares are Common Stock par value $0.0001 per share and 100,000,000 shares are Preferred Stock par value $.001 per share;

3.	To affect a forward split of the outstanding common shares so that each outstanding share as of the effective date is forward split into seven outstanding common shares; and
4.	To authorize the 2010 Equity Incentive Plan.

The name change was deemed effective by FINRA on May 26, 2011, and the forward split became effective June 1, 2011.

Item 6. Exhibits.

See Exhibit Index on next page.

HWI GLOBAL, INC.
EXHIBIT INDEX
TO
QUARTERLY REPORT ON FORM 10-Q
Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation	Exhibit 3.1 to the SB-2 Registration Statement filed June 5, 2008.
3.2	By Laws	Exhibit 3.2 to the SB-2 Registration Statement filed June 5, 2008
3.3	Articles of Exchange	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 3, 2011.
3.4	Amended and Restated Articles of Incorporation	Exhibit 3-3 and Exhibit 3-4 to the Company’s Quarterly Report on 10-Q filed on May 20, 2011.
10.1	Agreement & Plan of Share Exchange	Exhibit 10-1 to the Company’s Current Report on Form 8-K filed on 1-3-2011 amended on April 15, 2011.
10.2	Cancellation Agreement	Exhibit 10-2 to the Company's Current Report on Form 8-K filed on January 3 amended on April 15, 2011.
10.3	2010 Equity Incentive Plan	Exhibit C to the Company’s 14C Definitive Information Statement filed May 3, 2011
10.4	Subscription Agreement, Regulation S, dated July 5, 2011 and signed on July 14, 2011 between the Registrant and United Securities of Switzerland AG		X
31.1	Certification of Deric Haddad, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Dick Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Deric Haddad, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of Dick Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HWI Global, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on August 12, 2011.

HWI GLOBAL, INC.

/s/ Deric Haddad ,
Chief Executive Officer and, Chief Accounting Officer