Form 10-Q
period 2011-09-30
HWI GLOBAL INC.
filed 2011-11-21
CIK 1424280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Period Ended:   September 30, 2011

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

HWI Global, Inc. had 95,117,786 shares of common stock outstanding on November 11, 2011.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I- FINANCIAL INFORMATION
HWI GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010

ASSETS

Current Assets:
Cash	$88,015	$71,161
Costs and estimated earnings in excess of billings on uncompleted contracts	343,521	136,492
Contracts receivable	436,337	681,749
Other receivables	75,000	75,000
Other current assets	4,705	4,705
Inventory	102,742	89,791
Total Current Assets	1,050,320	1,058,898

Property, plant and equipment, net of accumulated depreciation of $96,305 and $73,241	58,610	76,447
Total Assets	$1,108,930	$1,135,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$2,007,505	$900,113
Accrued liabilities	20,308	76,953
Line of credit	424,964	499,964
Short term debt	102,083	21,539
Short term debt - related parties	56,141	100,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,380	450,295
Total Current Liabilities	2,614,381	2,048,864

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 100,000,000 shares authorized	-	-
Common stock, $.0001 par value, authorized 400,000,000 shares; issued and outstanding 95,046,357 and 93,934,169, respectively	9,505	9,393
Additional paid in capital	210,256	(83,109)
Accumulated deficit	(1,725,212)	(839,803)
Stockholders’ Deficit	(1,505,451)	(913,519)
Total Liabilities and Stockholders’ Deficit	$1,108,930	$1,135,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HWI GLOBAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Contract revenues earned	$1,008,520	$565,026	$2,806,427	$2,714,649
Cost of revenues earned	1,047,036	368,155	2,451,184	1,746,175

Gross Profit	(38,516)	196,871	355,243	968,474

Operating Expenses
Selling, general and administrative expenses	146,973	125,059	550,419	336,149
Wages and payroll	123,266	186,809	524,292	501,146
Rent	27,157	19,855	64,210	60,077
Depreciation and amortization	5,947	5,645	17,837	17,917
Marketing	8,705	3,950	64,555	30,414

Total Operating Expenses	312,048	341,318	1,221,313	945,703

Operating (Loss) Income	(350,564)	(144,447)	(866,070)	22,771

Other Income (Expenses):
Interest expense	(6,363)	(6,202)	(19,339)	(18,445)

Total Other Expenses	(6,363)	(6,202)	(19,339)	(18,445)

Net (Loss) Income	$(356,927)	$(150,649)	$(885,409)	$4,326
Net (Loss) income per share - basic and diluted	(0.00)	(0.00)	(0.01)	0.00
Weighted average shares outstanding - basic and diluted	94,975,073	93,934,169	94,350,135	93,934,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HWI GLOBAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(885,409)	$4,326
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	17,837	17,917
Stock-based compensation	8,477	-
Changes in operating assets and liabilities:
Accounts receivable	245,412	278,011
Inventory	(12,951)	(16,500)
Other current assets	-	1,700
Costs and estimated earnings in excess of billings on uncompleted contracts	(207,029)	41,870
Accounts payable and accrued liabilities	1,050,747	(167,051)
Billings in excess of costs/estimated earnings on uncompleted contracts	(446,915)	(389,295)
Net Cash Used by Operating Activities	(229,831)	(229,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(4,821)
Net Cash Used by Investing Activities	-	(4,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members distributions	-	(72,457)
Common stock issued for cash	285,000	-
Repayment of revolving line of credit	(75,000)	-
Proceeds from related party debt	65,739	-
Repayment of related party debt	(109,598)	-
Proceeds from short term debt	80,544	122,200
Net Cash Provided by (Used by) Financing Activities	246,685	47,743

NET CHANGE IN CASH	16,854	(184,100)
CASH - beginning of period	71,161	187,597
CASH - end of period	$88,015	$3,497
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$19,339	$18,448
Cash paid for income taxes	-	-

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

2.    Going Concern

For the nine months ended September 30, 2011, the Company had recurring net losses and a working capital deficit. The Company relied partially on loans during 2011 and 2010 to fund operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Going forward, the Company plans to rely upon collection of existing receivables, cash flows from operations, and additional equity and debt financings to fund future operations.

3.    Common Stock

On May 31, 2011, the Company effected a 7-1 forward stock split. All share and per share amounts in the consolidated financial statements have been adjusted retroactively as if the stock split had occurred on the first day of the first period presented.

On June 1, 2011, the Company sold 613,637 common shares for $135,000.

On July 8, 2011, the Company issued 70,000 common shares to an employee in exchange for consulting services. The company recorded consulting expense of $8,477 based on the market price of $0.1211 per share on the date of issuance.

On July 14, 2011, the Company agreed to sell up to an aggregate of 2,857,142 common shares to a private non-U.S. investor for aggregate proceeds of up to $999,999.  The proceeds are expected to be received in four tranches of $250,000, subject to certain conditions. The first tranche was scheduled to be received on August 15, 2011 with additional tranches expected to follow in 90 day increments.  As of September 30, 2011, the Company had received an aggregate of $150,000 towards the expected first tranche payment obligation.  Pursuant to this agreement, the Company issued 714,285 common shares to the investor during the nine months ended September 30, 2011, all of which are being held in escrow pending receipt of the remaining $100,000 due in the first tranche. The Company expects the first tranche will be fully funded, but intends to release the shares on a pro-rata basis if further payments are not made. Accordingly, the Company recorded the issuance of 428,571 shares to this investor during the nine months ended September 30, 2011.

4.    Debt

In August 2011, the Company received a $75,000 unsecured loan from an unaffiliated third party with repayment terms to be negotiated.

5.    Related Party Transactions

During the nine months ended September 30, 2011, the Company received advances of $65,739 from various shareholders. The advances are non-interest bearing and due on demand. As of September 30, 2011, the Company owed $56,141 to these shareholders.

6.    Legal Proceedings

 A complaint was filed against Haddad Wylie Industries, LLC (the “LLC”), a wholly-owned subsidiary of the Company, on July 14, 2011 in the Court of Common Pleas of Allegheny County, Pennsylvania by Tricore Solutions LLC (“Tricore”) alleging breach of contract relating to a contract for services.  Tricore is seeking approximately $100,000 in damages.  The Company and the LLC are evaluating the merits of the complaint and have engaged counsel to respond to the complaint.  The Company believes the likelihood of a material loss to be remote as defined under ASC 450-10 “Contingencies” and therefore has not accrued a loss contingency as of September 30, 2011.

7.  Demand Notes Payable

On June 17, 2011, Clearview Federal Credit Union ("Clearview"), the Company's primary secured lender, notified the Company that its line of credit facility, which is secured by a lien on the Company's accounts receivable and which matured on March 26, 2011, was in default, and demanding payment in full of all principal, interest and other reimbursable costs and fees under the loan agreement and related documents. On August 11, 2011, the Company and Clearview entered into a forbearance agreement which restructured the Company's repayment obligations to require repayment of $75,000 by the end of August, 2011, $50,000 at September 15, 2011 and October 15, 2011, $75,000 by the end of November 2011, $50,000 at December 15, 2011, $50,000 at January 15, 2012 and the balance of $150,000 (plus any further accrued interest, expenses and fees) by February 2012. Pursuant to the forbearance agreement, Clearview agreed to not take any action to collect on the line of credit or execute upon the collateral so long as the Company satisfies the revised repayment schedule. The Company made the August 2011 required payment of $75,000.  As of September 30, 2011, the payment due September 15, 2011 had not been paid (and had not been paid as of November 14, 2011). The balance due at September 30, 2011 was $424,964.  As of September 30, 2011, the Company had not received any further notice from the lender concerning its plans to enforce the credit facility and/or the forbearance agreement.  The Company has commenced discussions with the lender concerning alternate plans for repayment of the amounts owed.

8. Subsequent Events

In November 2011, the Company received $25,000 from a non-US investor as partial payment towards the first tranche of its stock subscription.  See Note 3.

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

Our primary industry markets are Healthcare, Pharmaceutical, Biotechnology, Semiconductor, Microelectronics, Medical Devices, Research and Laboratory.

Plan of Operations

The Initial Growth Plan – 2011/2012

During the next 12 months, we plan to focus on growing our Sales & Marketing activities to increase our revenue base. Additionally, by raising growth capital, we plan to expand its business platform by growing its infrastructure through strategic hiring and creating a new international presence. In July 2011, we entered into an agreement with a private investor for up to $1,000,000 in funding. Pursuant to the agreement, funds are to be released in tranches of $250,000 commencing August 15, 2011, and quarterly thereafter, subject to our ability to meet certain conditions. The purpose of the proposed funding was to allow HWI a plan of implementing capital incrementally into the payroll and overhead structure throughout the year which will enable HWI to strategically hire additional clean room professionals, particularly in the area of Business Development, who provide us a network of relationships and opportunities that has the potential to greatly increase our revenue stream. HWI is already in discussions with a few potential individuals to fill this role.  However, through November 14, 2011, we had received only an aggregate of $175,000 towards the expected first tranche payment obligation.  The investor’s representatives have advised that they intend to continue making the required payments.  However, the investor is in default of its obligations under the subscription agreement, and we are evaluating appropriate action against the investor, which may include litigation to enforce the agreement.  The failure of this investor to timely comply with its funding obligations has had a material adverse effect on our ability to continue executing our business plan.  As a result, the timing for implementation of our growth plan is being extended into 2012, and we are continuing to seek additional sources of capital.  If this investor does not fulfill its contractual obligations and we are not able to obtain alternate funding, we may be required to curtail certain operating activities, which could have a material effect on our operating results and financial condition.

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

The Next Stage of Growth – 2012 and Beyond

As HWI implements and executes its Initial Growth Capital Expansion Plan in 2011/2012, we believe the Company will be poised for a broader business expansion that will include mergers, acquisitions, strategic expansion into viable territories and new market segments, as well as further development of our OEM product lines for world-wide distribution.

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

Results of Operations

Comparison of the quarters ended September 30, 2011 and September 30, 2010 and the nine months ended September30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations during the periods indicated in dollars and as a percent of sales.

	3 Months ended September 30,				9 Months ended September 30,
		% of		% of		% of		% of
	2011	Sales	2010	Sales	2011	Sales	2010	Sales
Contract Revenues	$1,008,520	100.00%	$565,026	100.00%	$2,806,427	100.00%	$2,714,649	100.00%
Cost of Revenues	1,047,036	103.82%	368,155	65.16%	2,451,184	87.34%	1,746,175	64.32%
Gross Profit	(38,516)	-3.82%	196,871	34.84%	355,243	12.66%	968,474	35.68%
Operating Expenses	312,048	30.94%	341,318	60.41%	1,221,313	43.52%	945,703	34.84%
Operating (Loss) Income	(350,564)	-34.76%	(144,447)	-25.56%	(866,070)	-30.86%	22,771	0.84%
Other Income (Expenses):	(6,363)	-0.63%	(6,202)	-1.10%	(19,339)	-0.69%	(18,445)	-0.68%

Net (Loss) Income	$(356,927)	-35.39%	$(150,649)	-26.66%	$(885,409)	-31.55%	$4,326	0.16%

Contract Revenues: Our contract revenues increased $91,778 from the first nine months of 2010 to the first nine months of 2011. This slight increase was due to a slight increase in the revenue from projects completed and revenue realized from projects in progress during the period. Contract revenues increased 78.5% in the third quarter 2011 compared to the third quarter 2010 for the same reasons.

Cost of Revenues: Cost of revenues as a percent of revenues increased 23.02 percentage points from the first nine months of 2010 to the first nine months of 2011.  This increase in cost was due primarily to the completion of a project which, even with change orders, only provided a gross profit margin of about 12% (as compared to the 30% profit margin we typically target in our projects).  The revenue from this project was 60% of our total revenue for the nine months ended September 30, 2011.  Due primarily to market conditions and the cost of subcontractors, the change orders for this project were priced at a gross profit margin of only 7% to 10%.

Operating Expenses: Operating expenses increased $275,610 from the first nine months of 2010 to the first nine months of 2011. Wages increased $23,146 for the first nine months of 2011.  Other operating expenses, including marketing, increased $252,464 during the first nine months of 2011.

Other Income: Interest expense comprised all of the other income and expenses.

Liquidity and Capital Resources

As of September 30, 2011, we had cash in the amount of $88,015, a increase of $16,854 from the $71,161 in cash on December 31, 2010.

The following table compares cash flow information for the nine months ended September 30, 2011 and September 30, 2010.

Quarter Ended	9/30/2011	9/30/2010
Net Cash (Used by) Operating Activities	$(229,831)	(229,022)
Net Cash (Used by) Investing Activities	0	(4,821)
Net Cash Provided by (Used by) Financing Activities	$246,685	47,743

Operating Activities: Cash used by operating activities for the first nine months of 2011 was $229,831.  The loss of $876,932 and the cash used to finance construction activities of $653,944 was financed partially by an increase in accounts payable and accrued liabilities of $1,050,747 and a decrease in accounts receivables of $245,412.  Cash used by operating activities for the first nine months of 2010 was $248,230.  The loss of $37,658, the decrease in accounts payable of $174,043 and the cash used to finance construction activities of $307,475 was financed partially by a decrease in accounts receivable of $278,011.

Investing Activities: There were no investing activities during the first nine months of 2011. The $4,821 cash used for investing activities in 2010 was due to the purchase of fixed assets.

Financing Activities: The sources of cash in the amount of $246,685 provided by financing activities during the first nine months of 2011 were $285,000 from the sale of Regulation D stock, $65,739 in borrowings from related parties, and a $80,544 increase in short term debt.  $75,000 of this cash was used for payments on our line of credit.  The sources of cash in the amount of $47,743 provided by financing activities during the first nine months of 2010 were $120,200 in borrowings on the line of credit..  $72,457 of this cash was used for distributions to the shareholders of IVT prior to the merger of HWI and IVT.

On June 17, 2011, Clearview Federal Credit Union (“Clearview”), our primary secured lender, notified us that our line of credit facility, which is secured by a lien on our accounts receivable and which matured on March 26, 2011, was in default, and demanded payment in full of all principal, interest and other reimbursable costs and fees under the loan agreement and related documents.   On August 11, 2011, we entered into a forbearance agreement with Clearview which restructured our repayment obligations to require repayment of $75,000 by the end of August 2011, $50,000 at September 15, 2011 and October 15, 2011, $75,000 by the end of November 2011, $50,000 at December 15, 2011, $50,000 at January 15, 2012 and the balance of $150,000 (plus any further accrued interest, expenses and fees) by the end of February 2012.  Pursuant to the forbearance agreement, Clearview agreed not to take any action to collect on the line of credit or execute upon the collateral so long as we satisfy the revised repayment schedule.  We made the August 2011 required payment of $75,000.  As of September 30, 2011, the payment due September 15, 2011 had not been paid. The balance due at September 30, 2011 was $424,964.  As of September 30, 2011, we had not received any further notice from the lender concerning its plans to enforce the credit facility and/or the forbearance agreement. We have commenced discussions with the lender concerning alternate plans for repayment of the amounts owed.  However, we do not currently have sufficient cash to satisfy such obligations.  We believe that cash flow from operations and cash proceeds from the sale of equity securities expected in the future will be sufficient to make the payments when due.  However, there can be no assurances that we will be able to sell sufficient equity securities to provide cash proceeds sufficient to meet these obligations.  If we are unable to make the required payments, Clearview may exercise its rights to accelerate payment of the line of credit and foreclose upon the collateral, which may result in us considering our strategic alternatives, which may include curtailing or ceasing business operations, which would likely have a material effect on our operating results and financial condition.

In August 2011, the Company received a $75,000 (previously reported as $100,000 through an inadvertent error) unsecured loan from an unaffiliated third party, with repayment terms to be negotiated.

 In July 2011, we entered into an agreement with a private investor for up to $1,000,000 in equity funding. Pursuant to the agreement, we would sell shares of our common stock at a price of $0.35 per share, in tranches of $250,000 commencing August 15, 2011, and quarterly thereafter, subject to our ability to meet certain conditions, including, among other requirements, filing our quarterly and other reports with the SEC on a timely basis and other requirements necessary to maintain our OTC.BB listing in good standing. As of September 30, 2011, the Company had received only an aggregate of $150,000 towards the expected first tranche payment obligation. Subsequently, the Company received an additions $25,000 towards the first tranche. The investor’s representatives have advised the Company that they intend to continue making the required payments.  However, the investor is in default of its obligations under the subscription agreement with the Company, and the Company is evaluating appropriate action against the investor, which may include litigation to enforce the agreement.  The failure of this investor to timely comply with its funding obligations has had a material adverse effect on our ability to continue executing our business plan.  As a result, the timing for implementation of our growth plan is being extended into 2012, and we are continuing to seek additional sources of capital.  If this investor does not fulfill its contractual obligations and we are not able to obtain alternate funding, we may be required to curtail certain operating activities, which would have a material effect on our operating results and financial condition.

During the nine months ended September 30, 2011, our principal sources of liquidity were proceeds from the issuance of debt and equity securities, cash flows from operations, and cash on hand. We anticipate that our cash and cash equivalents on hand, borrowing capacity under our credit facility, and our future cash flows from operations will not be sufficient to enable us to meet our future operating needs, our planned capital expenditures, and our growth plans in the foreseeable future. The proceeds from the private equity funding described above are important to our meeting these obligations. If the funding conditions are not met or the funding is otherwise not available to us as expected pursuant to the agreement, we would need to obtain alternative financing or other capital resources in order to continue our operations as planned, or we would be forced to significantly scale back our operations and growth plans.

We and our customers continue to operate in a difficult business environment, with only gradual improvements in the economy and continuing uncertainty in the marketplace. Our customers are also facing stringent regulatory requirements as they implement projects to enhance the overall state of their infrastructure, which has resulted in reductions or delays in spending. These economic and regulatory factors have negatively affected our results and may continue to do so in the near term. We believe, however, that economic conditions will improve and market constraints will lessen. We expect this progress to result in increased activity and spending in the industries we serve through the end of 2011 and beyond, although the regulatory obstacles our customers must overcome continue to create uncertainty as to the timing of spending. We continue to be optimistic about our long-term opportunities in each of the industries we serve, and we believe that, if our growth plans are successfully implemented, we will be strategically positioned to benefit from those long-term opportunities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s CEO and the CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the foregoing officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act due to the lack of segregation duties reliance on consultants involved in the accounting and reporting process.  This conclusion by the Company’s Chief Executive Officer does not relate to reporting periods after September 30, 2011.

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

In July 2011, we entered into an agreement (pursuant to Regulation S) with a private investor for up to $1,000,000 in equity funding. Pursuant to the agreement, we would sell shares of our common stock at a price of $0.35 per share, in tranches of $250,000 commencing August 15, 2011, and quarterly thereafter, subject to our ability to meet certain conditions, including, among other requirements, filing our quarterly and other reports with the SEC on a timely basis and other requirements necessary to maintain our OTC.BB listing in good standing.  As of September 30, 2011, the Company had received only an aggregate of $150,000 towards the expected first tranche payment obligation. Subsequently, the Company received an additions $25,000 towards the first tranche. and the Company had placed an aggregate of 714,285 shares in escrow for release to the investor only upon payment in full of the first tranche.  The investor’s representatives have advised the Company that they intend to continue making the required payments.  However, the investor is in default of its obligations under the subscription agreement with the Company, and the Company is evaluating appropriate action against the investor, which may include litigation to enforce the agreement.

Item 3.  Default on Senior Securities

On June 17, 2011, Clearview Federal Credit Union (“Clearview), our primary secured lender, notified us that our line of credit facility, which is secured by a lien on the Company’s accounts receivable and which matured on March 26, 2011, was in default, and demanding payment in full of all principal, interest and other reimbursable costs and fees under the loan agreement and related documents.   On August 11, 2011, we entered into a forbearance agreement with Clearview which restructured our repayment obligations to require repayment of $75,000 by the end of August 2011, $50,000 at September 15, 2011 and October 15, 2011, $75,000 by the end of November 2011, $50,000 at December 15, 2011, $50,000 at January 15, 2012 and the balance of $150,000 (plus any further accrued interest, expenses and fees) by the end of February 2012.  Pursuant to the forbearance agreement, Clearview agreed to not take any action to collect on the line of credit or execute upon the collateral so long as we satisfy the revised repayment schedule.   The Company made the August 2011 required payment of $75,000.  As of September 30, 2011, the payment due September 15, 2011 had not been paid. The balance due at September 30, 2011 was $424,964.  We made the August 2011 required payment of $75,000.  As of September 30, 2011, the payment due September 15, 2011 had not been paid. The balance due at September 30, 2011 was $424,964. As of September 30, 2011, we had not received any further notice from the lender concerning its plans to enforce the credit facility and/or the forbearance agreement.  We have commenced discussions with the lender concerning alternate plans for repayment of the amounts owed.  However, we do not currently have sufficient cash to satisfy such obligations.  We believe that cash flow from operations and cash proceeds from the sale of equity securities expected in the future will be sufficient to make the payments when due.  However, there can be no assurances that we will be able to sell sufficient equity securities to provide cash proceeds sufficient to meet these obligations.  If we are unable to make the required payments, Clearview may exercise its rights to accelerate payment of the line of credit and foreclose upon the collateral, which may result in us considering our strategic alternatives, which may include curtailing or ceasing business operations, which would likely have a material effect on our operating results and financial condition.

Item 4. Reserved

Item 5.  Other Information

None.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HWI Global, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 18, 2011.

HWI GLOBAL, INC.

/s/ Deric Haddad ,
Chief Executive Officer and Chief Accounting Officer